Form 10QSB
period 1995-10-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1995-12-21
CIK 824840

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: OCTOBER 31, 1995           Commission File Number: 0-17414


                          ADVANTAGE LIFE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        33-0213733
       --------                                        ----------
(State of incorporation)                          (IRS Employer I.D. #)


13902 N. DALE MABRY HWY, SUITE 119, TAMPA,  FL           33618
----------------------------------------------           -----
(Address of principal executive offices)               (zip code)


Registrant's telephone number, including area code: (813) 969-2002
                                                    --------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     Yes   X                              No
         -----                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common stock outstanding on December 20, 1995:         5,929,518
                                                       ---------

                  ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                          COMMON STOCK            ADDITIONAL
                                                ------------------------------     PAID-IN          ACCUMULATED
                                                   SHARES           AMOUNT         CAPITAL            DEFICIT            TOTAL
                                                -------------    -------------    -------------    -------------     -----------

Balance, April 30, 1995                            3,869,056          $31,752      $6,051,837      ($5,761,124)         $322,485

Issuance of stock for acquisition                  9,261,130           73,988                                             73,988

1 for 20 reverse stock split                     (12,588,677)                                                                  0

Stock dividend (100%)                                661,509                                                                   0

Acquisition of Environmental Professional                                 100       3,999,900       (1,468,235)        2,531,765

Advantage life Products elimination                                                (3,438,435)       4,282,546           844,111

Net Loss                                                                                              (472,688)         (472,688)
                                              ----------------------------------------------------------------------------------
Balance, July 31, 1995                             1,323,018          105,840       6,613,302       (3,419,501)        3,299,641

Shares issued under employment
agreements and other (Note)                          525,000            4,200       2,488,750                          2,492,950

Stock subscribed (Note)                            4,000,000           32,000       2,968,000                          3,000,000

Additional acquisition costs                          81,500              852         397,458                            398,110
                                                                                     (397,312)                          (397,312)

Net Loss                                                                                            (2,787,740)       (2,787,740)
                                              ----------------------------------------------------------------------------------
Balance, October 31, 1995                          5,929,518     $    142,692   $  12,070,198    $  (8,207,241)     $  6,005,649
                                               -------------    -------------   -------------    -------------     -------------
                                               -------------    -------------   -------------    -------------     -------------

SEE NOTES TO FINANCIAL STATEMENTS

                  ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    October 31,       April 30,
ASSETS                                                 1995             1995
------                                              ------------  -------------
CURRENT ASSETS:
Cash                                                $    117,717   $     83,538
Accounts receivable, net                               1,816,492         80,839
Income tax receivable                                     87,214              0
Receivable from officer                                   25,000         25,000
Inventory                                                 86,833        180,849
Prepaid expenses                                         216,461         63,246
Advance to affiliate                                     128,806              0
                                                    ------------   ------------
TOTAL CURRENT ASSETS                                   2,478,523        433,472

Fixed assets, net                                        607,120         22,131
Intagible assets, net                                  2,338,516      1,163,794
Note receivable - related party                           30,500              0
Net deferred tax asset                                    35,026              0
Deferred expenses                                        900,000              0
Other                                                      3,713              0
                                                    ------------   ------------
TOTAL ASSETS                                        $  6,393,398   $  1,619,397
                                                    ------------   ------------
                                                    ------------   ------------




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable                                       $    512,530   $      6,625
Accounts payable                                       2,092,927        480,111
Accrued product returns                                  107,715        226,564
Accrued royalties                                        458,165        374,255
Other accrued expenses                                   149,658        209,377
Notes payable - current portion                           38,013              0
                                                    ------------   ------------
TOTAL CURRENT LIABILITIES                              3,359,008      1,296,932
                                                    ------------   ------------


Notes payable - long term                                 28,741              0
                                                    ------------   ------------


STOCKHOLDERS' EQUITY:
Common Stock                                             142,692         31,752
Additional Paid-in Capital                            12,070,198      6,051,837
Accumulated Deficit                                   (6,207,241)    (5,761,124)
                                                    ------------   ------------
Sub-total                                              6,005,649        322,465
Less common stock subscribed, but not paid (Note )    (3,000,000)             0
                                                    ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                             3,005,649        322,465

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $  6,393,398   $  1,619,397
                                                    ------------   ------------
                                                    ------------   ------------


SEE NOTES TO FINANCIAL STATEMENTS

                  ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Six months               Six months
                                                                    ended October 31         ended October 31
                                                                           1995                     1994
                                                                    ----------------         ----------------
REVENUES:
Gross Revenue                                                      $       4,128,014        $       1,784,539
Returns & Allowances                                                        (575,951)                (154,502)
                                                                    ----------------         ----------------
NET REVENUES                                                               3,552,063                1,630,037

COST AND EXPENSES:
Cost of sales                                                              1,992,888                  576,768
Selling, general & administrative                                          3,907,609                1,401,878
                                                                    ----------------         ----------------
TOTAL COSTS AND EXPENSES                                                   5,900,497                1,978,646

                                                                    ----------------         ----------------
OPERATING (LOSS)                                                          (2,348,434)                (348,609)

Other Income                                                                  88,007                  127,710
Write-off of Goodwill                                                     (1,000,000)
                                                                    ----------------         ----------------
(LOSS) BEFORE INCOME TAXES                                                (3,260,427)                (220,899)
Income tax provision                                                               0                        0
                                                                    ----------------         ----------------
NET (LOSS)                                                         $      (3,260,427)       $        (220,899)
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

Earnings (loss) per common shares:
  Primary                                                          $           (1.42)       $           (0.63)
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------
  Fully diluted                                                    $           (1.42)       $           (0.63)
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

Weighted average number of common shares
used in computation:
  Primary                                                                  2,303,421                  351,597
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------
  Fully diluted                                                            2,303,421                  351,597
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

SEE NOTES TO FINANCIAL STATEMENTS

                  ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three months             Three months
                                                                    ended October 31         ended October 31
                                                                           1995                     1994
                                                                    ----------------         ----------------
Gross Revenue                                                      $       2,403,845        $       1,682,832
Returns & Allowances                                                        (235,336)                (140,253)
                                                                    ----------------         ----------------
NET REVENUES                                                               2,168,509                1,542,579

COST AND EXPENSES:
Cost of sales                                                              1,323,861                  496,965
Selling, general & administrative                                          2,693,576                1,159,147
                                                                    ----------------         ----------------
TOTAL COSTS AND EXPENSES                                                   4,017,437                1,656,112
                                                                    ----------------         ----------------
OPERATING PROFIT (LOSS)                                                   (1,848,928)                (113,533)
                                                                    ----------------         ----------------

Other Income                                                                  61,554                   38,405
Write-off of Goodwill                                                     (1,000,000)
                                                                    ----------------         ----------------
(LOSS) BEFORE INCOME TAXES                                                (2,787,374)                 (75,128)
Income tax provision                                                               0                        0
                                                                    ----------------         ----------------
NET  (LOSS)                                                        $      (2,787,374)       $         (75,128)
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

Earnings (loss) per common shares:
  Primary                                                          $           (0.71)       $           (0.21)
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------
  Fully diluted                                                    $           (0.71)       $           (0.21)
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

Weighted average number of common shares
 used in computation:
     Primary                                                               3,951,023                  352,400
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------
     Fully diluted                                                         3,951,023                  352,400
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

SEE NOTES TO FINANCIAL STATEMENTS

                  ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Six months               Six months
                                                                    ended October 31         ended October 31
                                                                           1995                     1994
                                                                    ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITES
Net Profit (Loss)                                                  $      (3,260,427)       $        (220,899)
                                                                    ----------------         ----------------
Adjustments to reconcile net (loss) to
      cash provided by operating activities:
      Depreciation and amortization                                        1,481,616                   65,843
      Allowance for doubtful accounts                                                                     651
     Non-cash charges & other                                              1,593,750                   44,000
      Changes in assets and liabilities:
            Accounts receivable & other receivable                           434,634                  830,047
            Inventory                                                        174,516                   56,231
            Prepaid expenses and other                                       (82,309)                  45,628
            Accounts payable                                                (307,258)              (1,178,310)
            Accrued royalties                                               (118,850)
            Accrued product returns                                           83,909                  (30,207)
            Accrued other expenses                                          (113,347)                 (52,179)
                                                                    ----------------         ----------------
Net cash (used by) operating activities                                     (113,766)                (439,195)

                                                                    ----------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Receivable from officer                                                            0                  250,000
Cash received from acquisition                                               100,000
Additions to fixed assets - net                                              (13,884)                  (2,000)
                                                                    ----------------         ----------------
Net cash from investing activities                                            86,116                  248,000

                                                                    ----------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment of note                                                     (4,480)
Principal payment of note to shareholder
Issuance of notes payable                                                     66,309                   60,000
Receivable from sale of common stock
Proceeds from issuance of common stock                                                                387,506
Principal payments on obligations under capital lease(s)

                                                                    ----------------         ----------------
Net cash from (used in) financing activities                                  61,829                  447,506

NET INCREASE(DECREASE) IN CASH                                                34,179                  256,311
CASH, BEGINNING OF PERIOD                                                     83,538                   34,868
                                                                    ----------------         ----------------
CASH, END OF PERIOD                                                $         117,717        $         291,179
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

SEE NOTES TO THE FINANCIAL STATEMENTS

                          ADVANTAGE LIFE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1995

UNAUDITED INFORMATION
---------------------

   The consolidated financial statements have been prepared by Registrant, without audit, except for the balance sheet as of April 30, 1995, which has been derived from the audited financial statements for the year ended April 30, 1995, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended October 31, 1995 and 1994. Such adjustments are of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations, although Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual financial statements included in its Annual Report on Form 10-K for the year ended April 30, 1995.

   Unless otherwise indicated, all numbers relating to shares are post-split, to reflect the one-for-twenty (1 for 20) reverse stock split that was completed on August 1, 1995, and a 100% stock dividend that was completed on August 1, 1995.

   On July 6, 1995, Advantage Life Products, Inc. ("Company") completed an acquisition of Environmental Professionals, Inc. ("EPI") from Eagle Vision, Inc. in exchange for 926,113 shares of the Company's common stock. The transaction with Environmental Professionals was a purchase whereby a wholly owned subsidiary of Advantage Life Products, Advantage Acquisition, Inc., acquired Environmental Professionals. Included in the consolidated financial statements of the Company are the accounts of EPI from July 1, 1995 to October 31, 1995.

   EPI was founded in October 1988, engaging in contract waste removal, which entails arranging for the transportation and disposal of waste materials for
   clients.   Currently, EPI provides a full range of environmental remediation services to industrial clients, major oil companies and environmental consultants. These services can be broken down into four categories, which are; (1) Environmental Site Remediation, (2) Drummed Waste Management, (3) Transportation and Disposal of Hazardous and Non-hazardous Waste Materials,
   and (4) Groundwater Treatment Service and Equipment Supply.   Environmental
   Professionals market area includes New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania.

   The exchange has been accounted as a reverse acquisition because the shareholders of EPI obtained control of the surviving company. The unaudited balance sheet at October 31, 1995 has been prepared assuming the Acquisition Agreement with EPI was effective as of July 1, 1995. The unaudited statement of operations for the thee and six month periods ended October 31, 1995 include accounts of the Company for the three and six month periods, and as to EPI for one month ended July 31, 1995, and the three months for the period ended October 31, 1995.

ACQUISITION
-----------

   On June 28, 1995, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Environmental Professionals, Inc., a New Jersey-based environmental services firm ("EPI") was purchased from Eagle Vision, Inc., and merged into Advantage Acquisition, Inc., a newly formed acquisition subsidiary of the Company. The merger became effective as of July 6, 1995.

   Eagle Vision, Inc., a Florida corporation ("Eagle") and, prior to the merger, the sole shareholder of EPI, received 926,113 shares of the Company's voting common stock upon the consummation of the merger, representing 70% of the 1,323,018 shares of such common stock then outstanding. The exchange has been accounted as a reverse acquisition because the shareholders of EPI obtained control of the surviving company.

   The Company's pre-merger shareholders, who owned 396,906 shares of its voting common stock, obtained the contingent right to receive up to an additional 101,761 shares, dependent upon the Company's net recovery, if any, under pending litigation filed against Guthy-Renker Corporation, Revlon Corporation, and others. (See "Legal Proceedings").

   EPI was founded in October 1988, and since its formation has engaged in contract waste removal. Currently, it provides a full range of environmental remediation services to industrial clients, major oil companies and environmental consultants. These services consist principally of four categories: environmental site remediation, drummed waste management, transportation and disposal of hazardous and non-hazardous waste
   materials, and groundwater treatment service and equipment supply.   EPI's
   market area includes New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania. The Company intends to continue utilizing EPI's acquired assets in the same manor as they were used prior to the merger.

GOODWILL
--------

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company recognizes an impairment of goodwill when it is determined that the goodwill balance will not be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on the difference between the recorded goodwill balance and the amount of undiscounted cash flows, and is recognized as a charge to operations. Goodwill is being amortized over a three to seven year period. Included in the statement of operations is a charge of $1,000,000 representing a reduction of Goodwill relating to the Company's consumer product activities. These operations are being curtailed in that the Company will allocate its future resources to expanding its environmental business operations.

COMPONENT REPORTING
-------------------
   Included in sales and cost of sales for the three and six month periods ended October 31, 1995 are sales for Advantage Life Products, Inc, for the three months ended October 31, 1995 of $690,016 and cost of sales for the same period of $136,093. Sales for Advantage Life Products, Inc, for the six months ended October 31, 1995 of $1,466,214 and cost of sales for the same period of $350,915. For EPI, sales and cost of sales which are in the consolidated results for the three month period ended October 31, 1995 were
   $1,478,493 and $1,187,768 respectfully.   For EPI, sales included in the six
   month period ended October 31, 1995 were $2,085,849 and cost of sales for the same period of $1,641,973. During the periods sales and cost of sales for EPI are from July 1, 1995, the effective date of the acquisition.

EQUITY TRANSACTIONS
-------------------

   In order to provide working capital to enable the Company to continue its operations as a going concern, 4,000,000 shares of common stock have been contracted to be sold for $3,000,000. Such funds will provide working capital needed to continue operations as a "going concern" and eliminate the significant negative working capital position of the Company.

   The Company issued 400,000 shares of common stock to two of its senior officers representing compensation under five year employment agreements. For accounting purposes, those contracts are being amortized over two years.

   An additional 81,500 shares of common stock were issued to advisors who represented the Company in its acquisition of Environmental Professionals; and issued 125,000 shares to two directors and a consultant for services rendered.


STOCK OPTIONS
-------------

     Stock options transactions for the quarter are summarized as follows:

     Balance at April 30, 1995              176,838    $13.10 - $93.75
     Activity for the period
     April 30, 1995 to October 31, 1995:
               Granted                       70,400     $5.00
               Cancelled                     59,856    $14.10 - 14.25
                                             ------    --------------

     Balance at October 31, 1995            187,382    $5.00 - $40.20
                                            -------    --------------
                                            -------    --------------

Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

The Company provides environmental remediation services through Environmental Professionals, Inc., ("EPI") an entity acquired effective July 6, 1995, (see "Stock Transactions"), and develops and markets consumer products, focusing on cosmetic and beauty and health products.

EPI provides a full range of environmental remediation services to industrial clients, major oil companies and environmental consultants. These services include site remediation, waste management, transportation, the disposal of both hazardous and non-hazardous waste materials and groundwater treatment products and services. EPI's market area includes New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania.

As a result of the recent acquisition of EPI and the attendant diversity of operations, two separate divisions are being operated under the corporate umbrella of Advantage Life Products, Inc. (the public entity).

The Company intends to focus its future operations in the environmental industry. The Company's future plans for the environmental division include development of EPI's groundwater treatment capability and continue to expand the remediation business and groundwater treatment business. Additional acquisitions in the environmental industry are also being considered and evaluated, although there are no assurances that any will be completed.

The Company markets a line of hair products, focusing on the Secret Hair -TM-brand, through (1) direct response television via 30 minute infomercials, (2) select beauty salons, and (3) international sales channels. On May 9, 1994 the Company entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") of Palm Desert, California for the electronic media distribution of Secret Hair. Pursuant to the terms of the agreement, the Company and GRC would each receive 50% of the net profits from the sales of the Secret Hair product. Effective January 31, 1995, due to difficulties the Company experienced with GRC, the Company commenced airing the infomercial itself and began selling directly to salons via direct marketing methods. See "Legal Proceedings". GRC is a developer and distributor of infomercials. GRC has produced and distributed infomercials and products such as Tony Robbin's Personal Power programs, The Principal Secret skin and hair care products with Victoria Principal, and Perfect Smile with Vanna White.

Additionally, management is working on developing or acquiring other products which it feels can provide future sources of revenues and earnings. Management is also developing strategic alliances to take advantage of the international sales potential for all of its products.


OPERATING RESULTS

Net consumer product division revenues for the six months ended October 31, 1995 were $1,466,214 as compared to $1,630,037 for the similar period ended October 31, 1994. Net consumer product division revenues for the three months ended October 31, 1995 were $690,016 as compared to $1,542,579 for the similar period ending October 31, 1994.

The decrease in consumer product division revenues is attributed to the Company's deemphasis on its consumer product activities. Going forward, the Company is going to allocate its resources in expanding the environmental business.

Consolidated net revenues of $3,552,063 for the six months ended October 31, 1995 include $2,085,849 of EPI's sales from July 1, 1995, date of acquisition. Consolidated net revenue of $2,168,509 for the quarter ended October 31, 1995 include $1,478,493 of EPI's sales for that quarter.

Cost and expenses for the consumer products division was $3,634,997 for the six months ended October 31, 1995, as compared to $1,978,646 for the similar 1994 period. Cost and expenses for the three month period ended October 31, 1995 were $2,352,653 as compared to $1,656,112 for the similar 1994 period. Cost and expense increases are primarily attributed to amortization of long term employment contracts. The contracts were entered into by issuing common stock totaling 400,000 shares. in lieu of cash and cover a period of five years. For accounting purposes $1,500,000 has been charged to operations in the current period.

Consolidated costs and expenses of $5,900,497 for the six months ended October 31, 1995 include $2,265,500 of EPI cost and expenses from July 1, 1995, date of acquisition. Consolidate cost and expenses of $4,017,437 for the quarter ended October 31, 1995 included $1,664,784 of EPI's cost for that quarter.

For the six month period ended October 31, 1995, the Company realized a net loss of $3,260,427 ($1.42 per share) as compared to a net loss of $220,899 ($.13 per share) for the similar period in 1994. For the three months ended October 31, 1995, the Company realized a net loss of $2,787,374 ($.71 per share) as compared to a net loss of $75,128 ($.21 per share) for the similar period in 1994. The increase in net loss for both the three and six month periods is attributable to the decline in sales relating to the consumer products division and the additional write off of goodwill, and the charge to operations for the employment contracts.

STOCK TRANSACTIONS

On June 28, 1995, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Environmental Professionals, Inc.,("EPI") a New Jersey-based environmental services firm was purchased from Eagle Vision, Inc., and merged into Advantage Acquisition, Inc., a newly formed acquisition subsidiary of the Company. The merger became effective as of July 6, 1995.

Eagle Vision, Inc., a Florida corporation ("Eagle") and, prior to the merger, the sole shareholder of EPI, received 926,113 shares of the Company's voting common stock upon the consummation of the merger, representing 70% of the 1,323,018 shares of such common stock then outstanding. The Company's pre-merger shareholders, who owned 396,906 shares of its voting common stock, obtained the contingent right to receive up to an additional 101,761 shares, dependent upon the Company's net recovery, if any, under pending litigation filed against Guthy-Renker Corporation, Revlon Corporation, and others. (See "Legal Proceedings").

LIQUIDITY AND CAPITAL RESOURCES

Net working capital deficiency was at $880,485 on October 31, 1995, as compared to $863,460 at April 30,1995. The increase in the working capital deficiency is due to the Company's loss from operations affecting working capital offset by a modest positive working capital position of EPI at October 31, 1995. EPI's working capital included in the Company's consolidated position at October 31, 1995 was $55,614. The significant increase in working capital components at October 31, 1995 as compared to April 30, 1995 are pursuant to the inclusion of EPI's components in the consolidated balance sheet at October 31, 1995.

To eliminate its negative working capital position and to provide the necessary liquidity to continue as a "going concern" the Company has contracted to sell 4,000,000 shares of its common stock and raise $3,000,000.

These funds will provide the immediate liquidity needed by the Company to remain in business and provide the necessary capital to expand through internal growth and acquisitions in the environmental business.


PART II - Other Information


Item 1. LEGAL PROCEEDINGS
        -----------------

The Company and it subsidiaries are defendants in various legal actions which arise in the normal conduct of business. In addition, the Company is a party in the following legal proceedings:

Advantage Life Products, Inc. and Lasting Cosmetics, Inc., a Delaware Corporation v. Michael Ackerman and Lasting Cosmetics, Inc., a New York Corporation, Case No. 730085 filed in Orange County Superior Court on May 23, 1994. This is a suit by Advantage Life Products, Inc. (hereinafter "ALP") and Lasting Cosmetics, Inc. (Delaware) (hereinafter "LCD") against Michael Ackerman (hereinafter "ACKERMAN") and Lasting Cosmetics, Inc. (New York) (hereinafter "LCNY") for Fraud and Deceit, Negligent Misrepresentation,

Suppression of Facts, Conspiracy, Breach of Warranty, and Declaratory Relief. Plaintiffs' complaint seeks recovery of $17,000,000 from Defendants. In this action, Defendants Ackerman and LCNY unsuccessfully sought to compel, inter alia, Advantage into an arbitration. Defendants Ackerman and LCNY have appealed to the 4th District Court of Appeal this refusal by the trial court to grant them arbitration, and the trial judge has taken the position that the trial court proceedings have been stayed by virtue of this appeal. This appeal is presently being briefed. The facts of which the Company has knowledge indicate that any defense by Defendants ACKERMAN and LCNY will ultimately be found to be without merit.

Ackerman v. Advantage Life Products, Inc., Case No. 739547, filed on December 6, 1994, in the Orange County Superior Court. This action is a claim by ACKERMAN which the Company's legal counsel believes should have been filed by ACKERMAN as a Cross-Complaint in Case No. 730085, but which could not have been filed by Ackerman therein without waving his theretofore unsuccessful claims that he is entitled to go to arbitration. ACKERMAN asserts this action is on a note and stock security agreement, and seeks a recovery in the sum of $300,000. In this action, ALP and LCD have cross-complained against ACKERMAN and LCNY asserting the same claims as in Case No. 730085. Given the facts of which the Company has knowledge, it does not believe ACKERMAN and LCNY will have any more success in this litigation than in Case No. 730085

More Direct Response, Inc., a California Corporation v. Advantage Life Products, Inc., Case No. 739343, filed December 1, 1994. This is an action in the Orange County Superior Court by the Plaintiff alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Breach of Trust, Constructive Fraud, Fraud, Imposition and Enforcement of Constructive Trust.
The action asserts that Regal Best, Inc., defaulted on a marketing agreement with ALP, relative to the CigArrest product line which had previously been assigned to Regal Best, Inc., and ALP had some ongoing obligation to More Direct Response, Inc., given Regal Best's default. On February 9, 1995, the trial judge, on the request of Defendant ALP, ordered the entire matter to binding arbitration. More Direct Response, Inc., seeks a recovery which is vaguely pleaded at between $75,000 and $170,000. No date for this arbitration has yet been set but, based on the facts of which the Company is aware of, it is anticipated that More Direct Response, Inc. will not be successful in this arbitration.

National Network Marketing, Inc. v. Advantage Life Products, Inc., Case No. 739776, filed originally in Venture County Superior Court on August 4, 1994, and transferred on the motion of Defendant ALP to the Orange County Superior Court on December 12, 1994. This is an action by National Network Marketing, Inc., dba Maui Production for an accounting from ALP. National Network Marketing, Inc. alleges that it assisted ALP in the creation of certain television commercials for Advantage's products. The complaint seeks a recovery in an unspecified amount of an alleged 2% commission. The claims of National Network Marketing, Inc., are denied by the Company, and based on the facts of which the Company is aware of, the Company does not believe there is any merit to the claims of National Network Marketing, Inc. in this suit.

Sherry Guimond, a previous employee of the Company, brought an action against Advantage Life Products, Inc., Don Danks, Parker Dale, James Stapleton, Robert Fredericks, George Carras, Case No. 740250, on December 21, 1994 in the Orange County Superior Court. The suit alleges Breach of Contract, Breach of Covenant of Good Faith and Fair Dealing, Sex Discrimination, Fraud and Deceit, Tortious Inducement of Breach of Contract, Defamation, Specific Performance. Ms. Guimond seeks unspecified damages in an amount greater than $500,000. The Company vigorously denies any wrongdoing, and believes the allegations are without merit.

Advantage Life Products, Inc. v. Guthy-Renker Corporation; Tri-star Products, Inc., Revlon Consumer Products Corporation; Revlon General Wig, Inc., American Telecast Corporation; First Class Marketing, Inc., case number BC127193 filed in Los Angeles County Superior Court, Central District on May 4, 1995. This is a suit by the Company against the parties listed above for Complaint for Accounting, Declaratory Relief, Breach of Contract, Breach of Implied Good Faith and Fair Dealing, Conversion, Deceit, Constructive Fraud, Misappropriation of Trade Secrets, Interference with Economic Relationship, Unfair Competition, Untrue/Misleading Advertising, Trademark Dilution, False Designation of Orgin and False Description, and for Civil RICO for Damages and for Restitutionary, Injunctive and other Relief. Plaintiffs' complaint seeks recovery of at least $3,000,000 from Defendants. The facts of which the Company has knowledge indicate that any defense by the defendants will be found to be without merit.

Guthy Renker Corporation v. Advantage Life Products, Inc., and Don Danks, Cross complaint filed June 16, 1995 in Los Angeles Superior Court, for Breach of Written Contract, Conversion, Negligent Misrepresentation, Bad Faith Denial of the Existence of a Contract, Dissolution and Accounting, False Designation or Orgin and False Description, Recission and Restitution, Defamation, Declaratory Relief, and Injunctive Relief. Guthy-Renker is seeking approximately $4,500,000 in damage and reimbursement. The Company believes the facts of which it has knowledge of will enable it to prevail on all claims from Guthy-Renker.

OTHER EVENTS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) EXHIBITS
    --------
       None
(b) REPORTS ON FORM 8-K
    -------------------
       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ADVANTAGE LIFE PRODUCTS, INC.


December 20, 1995  by:   /s/ ALAN LIPSTEIN
                         -------------------------
                            Alan Lipstein
                            Chief Executive Officer


December 20, 1995 by:    /s/ GEORGE CARRAS
                         -------------------------
                            George Carras
                            Chief Accounting Officer