Form 10QSB
period 1996-01-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1996-03-19
CIK 824840

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: January 31, 1996     Commission File Number: 0-17414
                   ----------------                             -------


                          ADVANTAGE LIFE PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                     33-0213733
                --------                     ----------
        (State of incorporation)        (IRS Employer I.D. #)


285 PINEDGE DR.  BERLIN, N.J.                   08009
-----------------------------                   -----
(Address of principal executive offices)     (zip code)


Registrant's telephone number, including area code: (609) 753-0919
                                                    --------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes   X                              No
                   -----                               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common stock outstanding on March 15, 1996:       5,929,518
                                                  ---------

                  ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            January 31,            April 30,
ASSETS                                            1996                 1995
------                                     -------------      --------------
CURRENT ASSETS:
Cash                                       $     103,624      $       83,538
Accounts receivable, net                         928,427              80,839
Income tax receivable                             87,214                   0
Receivable from officer                           25,000              25,000
Inventory                                         46,603             180,849
Prepaid expenses & other                          93,589              63,246
                                           -------------      --------------
TOTAL CURRENT ASSETS                           1,284,457             433,472

Fixed assets, net                                620,729              22,131
Intagible assets, net                          2,149,704           1,163,794
Note receivable - related party                   15,000                   0
Net deferred tax asset                            35,026                   0
Deferred expenses                                900,000                   0
Other                                              3,562                   0
                                           -------------      --------------
TOTAL ASSETS                               $   5,008,478      $    1,619,397
                                           -------------      --------------
                                           -------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                              $     459,074      $        6,625
Accounts payable                               1,696,209             480,111
Accrued product returns                          111,543             226,564
Accrued royalties                                499,153             374,255
Other accrued expenses                           125,535             209,377
Notes payable - current portion                   29,582                   0
                                           -------------      --------------
TOTAL CURRENT LIABILITIES                      2,921,096           1,296,932
                                           -------------      --------------

Notes payable - long term                         21,963                   0
                                           -------------      --------------

STOCKHOLDERS' EQUITY:
Common Stock                                     142,692              31,752
Additional Paid-in Capital                    12,070,198           6,051,837
Accumulated Deficit                           (7,372,471)         (5,761,124)
                                           -------------      --------------
Sub-total                                      4,840,419             322,465
Less common stock subscribed,
 but not paid (Note)                          (2,775,000)                  0
                                           -------------      --------------
TOTAL SHAREHOLDERS' EQUITY                     2,065,419             322,465

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $   5,008,478      $    1,619,397
                                           -------------      --------------
                                           -------------      --------------


SEE NOTES TO FINANCIAL STATEMENTS

                   ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months        Three months
                                          ended January 31    ended January 31
                                                1996                1995
                                            -----------         -----------
REVENUES:
Gross Revenue                               $ 1,062,788         $10,156,379
Returns & Allowances                           (180,122)         (2,314,510)
                                            -----------         -----------
NET REVENUES                                    882,666           7,841,869

COST AND EXPENSES:
Cost of sales                                   667,547           2,222,738
Selling, general & administrative             1,359,496           5,530,245
                                            -----------         -----------
TOTAL COSTS AND EXPENSES                      2,027,043           7,752,983
                                            -----------         -----------
OPERATING PROFIT (LOSS)                      (1,144,377)             88,886
                                            -----------         -----------

Other Income (Expense)                          (20,833)            (17,587)
Write-off of Goodwill                                 0
                                            -----------         -----------
(LOSS) BEFORE INCOME TAXES                   (1,165,210)             71,299
Income tax provision                                  0                   0
                                            -----------         -----------
NET (LOSS)                                  $(1,165,210)        $    71,299
                                            -----------         -----------
                                            -----------         -----------


Earnings (loss) per common shares:
   Primary                                  $     (0.20)        $      0.18
                                            -----------         -----------
                                            -----------         -----------
   Fully diluted                            $     (0.20)        $      0.17
                                            -----------         -----------
                                            -----------         -----------

Weighted average number of common shares
 used in computation:
   Primary                                    5,929,518             396,039
                                            -----------         -----------
                                            -----------         -----------
   Fully diluted                              5,929,518             424,742
                                            -----------         -----------
                                            -----------         -----------

SEE NOTES TO FINANCIAL STATEMENTS

                  ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Nine months            Nine months
                                           ended January 31        ended January 31
                                                 1996                    1995
                                        ----------------          -------------
REVENUES:
Gross Revenue                         $        5,190,802          $  11,940,918
Returns & Allowances                            (756,073)            (2,469,012)
                                        ----------------          -------------
NET REVENUES                                   4,434,729              9,471,906
                                        ----------------          -------------

COST AND EXPENSES:
Cost of sales                                  2,660,435              2,799,506
Selling, general & administrative              5,267,125              6,932,123
                                        ----------------          -------------
TOTAL COSTS AND EXPENSES                       7,927,560              9,731,629


                                        ----------------          -------------
OPERATING (LOSS)                              (3,492,831)              (259,723)

Other Income                                      67,174                110,123
Write-off of Goodwill                         (1,000,000)
                                        ----------------          -------------
(LOSS) BEFORE INCOME TAXES                    (4,425,657)              (149,600)
Income tax provision                                   0                      0
                                        ----------------          -------------
NET  (LOSS)                              $    (4,425,657)           $  (149,600)
                                        ----------------          -------------
                                        ----------------          -------------

Earnings (loss) per common shares:
     Primary                             $         (1.26)           $     (0.41)
                                        ----------------          -------------
                                        ----------------          -------------
     Fully diluted                       $         (1.26)           $     (0.41)
                                        ----------------          -------------
                                        ----------------          -------------
Weighted average number of common shares
 used in computation:
     Primary                                   3,512,120                366,410
                                        ----------------          -------------
                                        ----------------          -------------
     Fully diluted                             3,512,120                366,410
                                        ----------------          -------------
                                        ----------------          -------------

SEE NOTES TO FINANCIAL STATEMENTS

                 ADVANTAGE LIFE PRODUCTS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Nine months          Nine months
                                                         ended January 31     ended January 31
                                                               1996                 1995
                                                         ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITES
Net Profit (Loss)                                          $(4,425,657)          $  (149,600)
                                                           -----------           -----------
Adjustments to reconcile net (loss) to
   cash provided by operating activities:
   Depreciation and amortizat                                1,723,183                98,012
   Allowance for doubtful accounts                                                   694,190
   Non-cash charges & other                                  1,594,998                44,000
   Changes in assets and liabilities:
      Accounts receivable & other receivable                 1,324,648              (877,414)
      Inventory                                                213,746               103,691
      Prepaid expenses and other                                40,714                40,183
      Accounts payable                                        (703,978)           (1,199,645)
      Accrued royalties                                        124,898
      Accrued product returns                                 (115,021)              (21,984)
      Accrued other expenses                                  (137,470)              500,793
                                                           -----------           -----------
Net cash (used by) operating activities                       (359,939)             (767,774)
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Receivable from officer                                                              250,000
Cash received from acquisition                                 325,000
Additions to fixed assets - net                                (75,529)               (6,707)
                                                           -----------           -----------
Net cash from investing activities                             249,471               243,293
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment of note                                      (64,561)
Advance to affiliates                                          128,806
Issuance of notes payable                                       66,309                60,000
Proceeds from issuance of common stock                                               477,204
                                                           -----------           -----------
Net cash from (used in) financing activities                   130,554               537,204

NET INCREASE(DECREASE) IN CASH                                  20,086                12,723
CASH, BEGINNING OF PERIOD                                       83,538                34,868
                                                           -----------           -----------
CASH, END OF PERIOD                                        $   103,624           $    47,591
                                                           -----------           -----------
                                                           -----------           -----------

       ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                          COMMON STOCK                  ADDITIONAL
                                               ------------------------------------       PAID-IN       ACCUMULATED
                                                  SHARES               AMOUNT           CAPITAL        DEFICIT       TOTAL
                                               ------------         ------------    ---------------  ------------   ----------
Balance, April 30, 1995                        3,969,056               $31,752      $    6,051,837   ($5,761,124)     $322,465

Issuance of stock for acquisition              9,261,130                73,988                                          73,988

1 for 20 reverse stock split                 (12,568,677)                                                                    0
Stock dividend (100 %)                           661,509                                                                     0

Acquisition of Environmental Professional                                  100           3,999,900    (1,468,235)    2,531,765

Advantage life Products elimination                                                     (3,438,435)    4,282,546       844,111
Net Loss                                                                                                (472,688)     (472,688)
                                          ---------------------------------------------------------------------------------------
Balance, July 31, 1995                         1,323,018               105,840           6,613,302    (3,419,501)    3,299,641

Shares issued under employment
agreements and other                             525,000                 4,200           2,488,750                   2,492,950

Stock subscribed                               4,000,000                32,000           2,968,000                   3,000,000

Additional acquisition costs                      81,500                   652             397,458                     398,110
                                                                                          (397,312)                   (397,312)

Net Loss                                                                                              (2,787,740)   (2,787,740)
                                          --------------------------------------------------------------------------------------
Balance, October 31, 1995                      5,929,518          $    142,692      $   12,070,198  $ (6,207,241)  $ 6,005,649

Net Loss                                                                                            $ (1,165,230)   (1,165,230)
                                           -------------------------------------------------------------------------------------
Balance, January 31, 1996                      5,929,518          $    142,692       $  12,070,198  $ (7,372,471)   $4,840,419
                                           --------------------------------------------------------------------------------------
                                           --------------------------------------------------------------------------------------

                          ADVANTAGE LIFE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996

UNAUDITED INFORMATION

The consolidated financial statements have been prepared by Registrant, without audit, except for the balance sheet as of April 30, 1995, which has been derived from the audited financial statements for the year ended April 30, 1995, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended January 31, 1996 and 1995. Such adjustments are of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations, although Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual financial statements included in its Annual Report on Form 10-K for the year ended April 30, 1995.

Unless otherwise indicated, all numbers relating to shares are post-split, to reflect the one-for-twenty (1 for 20) reverse stock split that was completed on August 1, 1995, and a 100% stock dividend that was completed on August 1, 1995.

On July 6, 1995, Advantage Life Products, Inc. ("Company") completed an acquisition of Environmental Professionals, Inc. ("EPI") from Eagle Vision, Inc. in exchange for 926,113 shares of the Company's common stock. The transaction with Environmental Professionals was a purchase whereby a wholly owned subsidiary of Advantage Life Products, Advantage Acquisition, Inc., acquired Environmental Professionals. Included in the consolidated financial statements of the Company are the accounts of EPI from July 1, 1995 to January 31, 1996.

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

The exchange has been accounted as a reverse acquisition because the shareholders of EPI obtained control of the surviving company. The unaudited balance sheet at January 31, 1996 has been prepared assuming the Acquisition Agreement with EPI was effective as of July 1, 1995. The unaudited statement of operations for the three and nine month periods ended January 31, 1996 include accounts of the Company for the three and nine month periods, and as to EPI for three months ended January 31, 1996, and the seven months for the period ended January 31, 1996.

ACQUISITION

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


COMPONENT REPORTING

Included in net sales and cost of sales for the three and nine month periods ended January 31, 1996 are net sales for Advantage Life Products, Inc, for the three months ended January 31, 1996 of $317,035 cost of sales for the same period of $61,509. Sales for Advantage Life Products, Inc, for the nine months ended January 31, 1996 of $1,783,249 and cost of sales for the same period of $412,424. For EPI, sales and cost of sales which are in the consolidated results for the three month period ended January 31, 1996 were $565,631 and $606,038
respectfully.   For EPI, sales included in the nine month period ended January
31, 1996 were $2,651,480 and cost of sales for the same period of $2,248,011. During the periods sales and cost of sales for EPI are from July 1, 1995, the effective date of the acquisition.

EQUITY TRANSACTIONS

In order to provide working capital to enable the Company to continue its operations as a going concern, 4,000,000 shares of common stock have been contracted to be sold for $3,000,000. Such funds will provide working capital needed to continue operations as a "going concern" and eliminate the significant negative working capital position of the Company.

Supporting the sale of the 4,000,000 shares of its common stock to Roscom, Ltd, ("Roscom") and Vietri Investments, Ltd. ("Vietri") are Purcharse Agreements. This transaction is supportrd by Capital Purchase Agreements that exist between the Company and Roscom, effective August 15, 1995, and the Company and Vietri, effective October 5, 1995, as well as the related promissory notes and security agreements, each dated August 15, 1995 with respect to the Roscom transaction and each dated October 5, 1995 with respect to the Vietri transaction, which set forth the terms and conditions upon which 2,000,000 shares of the Company's common stock was sold for $ .75 per share to each of Roscom and Vietri.
Pursuant to terms of the capital stock purchase agreements, the Company was to be paid $ 200,000 cash at the closing (August 15, 1995 with respect to Roscom and October 5, 1995, with respect to Vietri) and was to receive a promissory note from each of

Roscom and Vietri in the principal amount of $ 1,300,000 which matures August 15, 1996 with respect to Roscom and August 31, 1996 with respect to Vietri. The respective promissory notes were secured by the shares sold to each enitiy. There was a scrivener's error in the promissory note issued by Roscom to the Company as the actual promissory note delivered to the Company by Roscom indicated that the note matured December 31, 1995 whereas the capital stock purchase agreement indicated that the note was payable August 15, 1996. The Company has subsequently asked Roscom to execute a new note reflecting the correct maturity date, August 15, 1996.

As Roscom and Vietri had agreed that the shares would have no voting rights until such time as Roscom and/or Vietri had paid for the shares, it was believed that the Company did not have an obligation to file a Form 8-K until such time as the holders of the shares could vote such shares. A copy of Roscom's and Vietri's respective agreements that the shares would have no voting rights until all payments due under the notes were received by the Company.

The Capital Stock Purchase Agreement contemplated that Roscom would pay
$ 200,000 on August 15, 1995, the closing date for the Roscom transaction and Vietri would pay $ 200,000 on October 5, 1995, the closing date of the Vietri transaction. The Company subsequently agreed to extend the date that the cash portion of the purchase price was payable until December 31, 1995. The amounts paid by Roscom and Vietri to the company totaled $ 225,000 and was paid on or about December 15, 1995. Additionally, Roscom and Vietri agreed to assume
$ 175,000 of the Company's and/or its subsidiaries indebtedness owed to two of the Company's officers and Directors, Allan Lipstein and Gerald Norton and such persons released the Company of $ 175,000 of such indebtedness.

While the shares issued to Roscom and Vietri contained restrictive legends, the Company received an opinion of counsel from Joel Schneider, an attorney practicing in New York, that the legend could be removed from the certificates
issued to Roscom and Vietri.   Messrs. Lipstein and Norton further agreed to
cause the shares owned by Roscom and Vierti to be partially released from the stock pledge agreement. It was Mr. Lipstein's and Mr. Norton's understanding that Directors of the Company understood that certain shares would be released from the Stock Pledge Agreements. Approximately 2,500,00 shares of the Company's common stock was released from the terms of the stock pledge agreement in order to enable the Company to receive the amounts payable under the promissory notes from Vietri and Roscom.

Roscom and Vietri have approached the Company and have requested that the Company issue shares of its preferred stock in exchange for the remaining shares of the Company's common stock held by Roscom and Vietri. Roscom and Vietri have represented to the Company that they would each be able to use the Company's preferred shares as collateral for loans to be obtained by each of Roscom and Vietri, the proceeds of which loans, $ 2,600,000, would be paid to the Company by Roscom and Vietri, respectively. As part of this arrangement, Roscom and Vietri agreed to accelerate the maturity date of the promissory notes to April 30, 1996; agreed that the shares shall be nonvoting shares; and agreed that the preferred shares of the Company's capital stock shall be escrowed with an escrow agent acceptable to the Company.

The Company's Board of Directors therefore agreed to issue 1,150,000 shares of its Series A, non-voting shares of its preferred stock to Roscom and Vietri in exchange for 1,500,000 shares of the Company's common stock owned by Roscom and Vietri. The preferred Shares shall pay a cumulative preferred dividend of $ .50 per share per annum payable out of the earnings of the Company in excess of $ 1,000,000. Roscom and Vietri shall return 1,500,000 shares of the Company's common stock in exchange for the newly issued preferred shares. The preference with regard to the payment of dividends shall be the only preference vis a vis the common shares of the Company. The Company believes that the transfer of the preferred shares for the common shares is in the best interest of the Company as the preferred shares are non-voting, have no liquidation preferences vis a vis the common, and the only preference is one of dividends. On the date that the Company receives the proceeds payable in full under the promissory notes, the Company shall release Roscom and Vietri from any claim that it may have against them arising out of the acquisition of 4,000,000 shares of the Company's common stock.

The Company's Board of Directors appointed Bush Ross Gardner Warren & Rudy, P.A. ("Bush Ross") to deal with all matters pertaining to the escrow of the preferred shares and the holding of the shares as security, including but not limited to establishing and implementing the escrow arrangements, dealing with the Company's transfer agent and dealing with Roscom and Vietri.

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

STOCK OPTIONS

     Stock options transactions for the period are summarized as follows:

     Balance at April 30, 1995                 176,838           $13.10 - $93.75
     Activity for the period
     April 30, 1995 to January 31, 1996:
               Granted                          70,400           $5.00
               Canceled                         59,856           $14.10 - 14.25
                                               -------           --------------
     Balance at January 31 ,1996               187,382           $5.00 - $40.20
                                               -------           --------------
                                               -------           --------------

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

The Company markets a line of hair products, focusing on the Secret Hair brand, through (1) direct response television via 30 minute infomercials, (2) select beauty salons, and (3) international sales channels. On May 9, 1994 the Company entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") of Palm Desert, California for the electronic media distribution of Secret Hair. Pursuant to the terms of the agreement, the Company and GRC would each receive 50% of the net profits from the sales of the Secret Hair product. Effective January 31, 1995, due to difficulties the Company experienced with GRC, the Company commenced airing the infomercial itself and began selling directly to salons via direct marketing methods. See "Legal Proceedings". GRC is a developer and distributor of infomercials. GRC has produced and distributed infomercials and products such as Tony Robbin's Personal Power programs, The Principal Secret skin and hair care products with Victoria Principal, and Perfect Smile with Vanna White.



OPERATING RESULTS

Net consumer product division revenues for the nine months ended January 31, 1996 were $1,783,249 as compared to $9,471,906 for the similar period ended January 31, 1995. Net consumer product division revenues for the three months ended January 31, 1996 were $317,035 as compared to $7,841,869 for the similar period ending January 31, 1995.

The decrease in consumer product division revenues is attributed to the Company's deemphasis on its consumer product activities. Going forward, the Company is going to allocate its resources in expanding the environmental business.

Consolidated net revenues of $4,434,729 for the nine months ended January 31, 1996 include $2,651,480 of EPI's sales from July 1, 1995, date of acquisition. Consolidated net revenue of $882,666 for the quarter ended January 31, 1996 include $565,631 of EPI's sales for that quarter.

Cost and expenses for the consumer products division was $4,177,723 for the nine months ended January 31, 1996, as compared to $9,731,629 for the similar 1995 period. Cost and expenses for the three month period ended January 31, 1996 were $542,706 as compared to $7,752,983 for the similar 1995 period. Cost and expense decreases are primarily attributed to the sharp decrease in sales volume. Consolidated costs and expenses of $7,927,560 for the nine months ended January 31, 1996 include $3,749,837 of EPI cost and expenses from July 1, 1995, date of acquisition. Consolidate cost and expenses of $2,027,043 for the quarter ended January 31, 1996 included $1,484,337 of EPI's cost for that quarter.

For the nine month period ended January 31, 1996, the Company realized a net loss of $4,425,657 ($ 1.26 per share) as compared to a net loss of $149,600 ($.41 per share) for the similar period in 1995. For the three months ended January 31, 1996, the Company realized a net loss of $1,165,210 ($.20 per share) as compared to a net income of $71,299 ($.17 per share) for the similar period in 1995. The increase in net loss for the nine month period is attributable to the decline in sales relating to the consumer products division and the additional write off of goodwill and the charge to operations for employment contracts. As to the three month period the net loss was attributable to the decline in sales revenue relating to the consumer product division.

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

LIQUIDITY AND CAPITAL RESOURCES

Net working capital deficiency was at $ 1,636,639 on January 31, 1996, as compared to $863,460 at April 30,1995. The increase in the working capital deficiency is due to the Company's loss from operations affecting working capital. EPI's working capital deficiency included in the Company's consolidated position at January 31, 1996 was $ 745,344. The significant increase in working capital deficiency components at January 31, 1996 as compared to April 30, 1995 are pursuant to the inclusion of EPI's components in the consolidated balance sheet at January 31, 1996.


PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

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

(a)  EXHIBITS
     None
(b)  REPORTS ON FORM 8-K
     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ADVANTAGE LIFE PRODUCTS, INC.


March 15, 1996  by:    GEORGE CARRAS
                   ----------------------------
                   Chief Executive Officer & Chief Accounting Officer