Form 10KSB
period 1996-04-30
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1996-09-12
CIK 824840

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

         (Mark One)

         [x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                 For the fiscal year ended April 30, 1996.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)

                 For the transition period from ___________ to _____________.

                 Commission File No.: 0-17414

                         ADVANTAGE LIFE PRODUCTS, INC.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                     33-0213733
- -------------------------------                 -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

13902 N. Dale Mabry Highway, Suite 119
       Tampa, Florida                                    33618
- ----------------------------------------        -----------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (813) 969-2002
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each Exchange
Title of Each Class                                on Which Registered

- -------------------                               ---------------------
Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
- --------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were:
$4,723,203.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on September 6, 1996 totaled $1,491,190 (computed by reference to the average closing bid and asked prices as of September 6, 1996 ($2.50).

         The number of shares outstanding of the issuer's common stock, as of September 9, 1996, was 6,076,479 shares (1).





     ____________________

       (1) Assumes that George Carras, a former director of the Company, grants his approval to the issuance of certain shares of the Company's common stock. See "Executive Compensation".

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT


         Advantage Life Products, Inc. ("Advantage Life", or the" Company") was organized under Colorado law on June 19, 1986, under the name Advantage Video, Inc. The Company changed its name on October 10, 1989 to "Advantage Life Products, Inc." and continues to do business under that name. On July 1, 1993, the Company acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately held, New York based cosmetics marketing company. See "Business of Advantage Life - Lasting Cosmetics". On August 22, 1994, the Company reorganized as a Delaware corporation. On July 6, 1995, the Company formed a new subsidiary, Advantage Acquisition, Inc. ("Advantage Acquisition"), a New Jersey corporation, for the purpose of acquiring the assets of Environmental Professionals, Inc. ("Environmental Professionals"). At the time of the Environmental Professionals acquisition, the Company formed a new wholly owned subsidiary for the purpose of owning, operating and managing the business conducted by Advantage Life prior to the acquisition of Environmental Professionals. See "Business of Advantage Life - Environmental Professionals".

         Effective as of September 6, 1996, the Company acquired all of the assets of Universal Mica Furniture, Inc. ("Universal Mica"), a retail home furniture store located in Farmingdale, New York. The Company paid $2,000,000 to Universal Mica for the assets of Universal Mica by issuing 480,000 shares of the Company's common stock(2) and the Company's promissory note in the original principal amount of $800,000 (the "Universal Mica Note"). The entire principal amount of the Universal Mica Note is due in one lump sum payment on August 31, 1999. Interest at the rate of 8% per annum, is payable on a monthly basis. The Universal Mica Note is secured by all of the assets that the Company acquired from Universal Mica.

         The Company's executive offices are located at 13902 N. Dale Mabry Highway Suite 119, Tampa, Florida, 33618, and its telephone number is (813) 969-2002.

BUSINESS OF ADVANTAGE LIFE

         After the Environmental Professionals Acquisition in July 1995, the Company was engaged in two lines of business: (a) the development and marketing of consumer products, focusing on cosmetic, beauty and health products; and (b) the environmental remediation and waste removal business. The





    ____________________

          (2) The issuance of these shares is contingent upon the Company obtaining the consent of George Carras, a former director of the Company. See "Executive Compensation".

Company is in the process of discontinuing both of these businesses and, as a result of the Universal Mica acquisition, is now engaged in the retail furniture business.


         LASTING COSMETICS

                 As a result of the Lasting Cosmetics Acquisition during the Company's 1994 fiscal year, the Company began marketing a line of hair products, focusing the majority of its resources on distributing Secret HairTM through (1) direct response television via 30 minute infomercials, (2) select beauty salons, and (3) international sales channels. On May 9, 1994 the Company entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") of Palm Desert, California for the electronic media distribution of Secret Hair. Pursuant to the terms of the agreement, the Company and GRC would each receive 50% of the net profits from the sales of the Secret Hair product. Effective January 31, 1995, due to difficulties the Company experienced with GRC, the Company commenced airing the infomercial itself and began selling directly to salons via direct marketing methods. See "Legal Proceedings". GRC is a developer and distributor of infomercials. The Company has decided to discontinue its "infomercial business" and is in the process of winding up the affairs of its "infomercial business".

         ENVIRONMENTAL PROFESSIONALS

                 On June 28, 1995, the Company entered into an agreement and plan of merger (the "Environmental Professionals Merger Agreement") under which Environmental Professionals a New Jersey-based environmental services firm ("Environmental Professionals") was merged into Advantage Acquisition, a newly formed acquisition subsidiary of the Company. The merger became effective as of July 6, 1995, and subsequent thereto the name of the surviving entity was changed to "Environmental Professionals, Inc.".

                 Environmental Professionals was founded in October 1988, and since its activation has engaged in the business of disposing of environmentally sensitive waste. It provided various environmental remediation services to industrial clients, major oil companies and environmental consultants. These services consisted principally of four categories: environmental site remediation, drummed waste management, transportation and disposal of hazardous and non-hazardous waste materials, and groundwater treatment service and equipment supply. Environmental Professional's market area included New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania. The Company has decided to discontinue its "environmental remediation business" and is in the process of winding up the affairs of its "environmental remediation business".

         UNIVERSAL MICA

                 The Company has recently acquired the assets of Universal Mica, a business that operates a retail home furniture store in Farmingdale, New York and intends to open two additional locations in the greater New York area during the next twelve months. Universal Mica, which does business under the tradename "Universal Modern Furniture", currently operates out of an 11,000 square foot showroom, which it leases.


         Principal Products. Universal Mica sells modern and traditional home furnishings.

         Competition. The retail home furniture business is intensely competitive and their are numerous competitors that have greater resources than Universal Mica. Universal Mica believes that it will be successful in implementing its business plan of expanding its home furnishing business in the greater New York area during the next twelve months.

         Employees. Universal Mica has 7 full time employees.

         Proposed Expansion Plans of Universal Mica. Universal Mica contemplates expanding its business operations by acquiring additional retail outlets. Universal Mica's operations are currently limited to Long Island, New York area, however, it is Universal Mica's intention to expand by opening two additional stores in the next twelve months.



ITEM 2. PROPERTIES


         The Company's principal offices are located at 13902 N. Dale Mabry Highway, Suite 119, Tampa, Florida 33618. These premises, comprising approximately 600 square feet, are leased by the Company under a two year lease at an annual lease rate of $7,920.

         Universal Mica leases its only current retail outlet, located at 1815 Route 110, Farmingdale New York, pursuant to the terms of a five year "triple net" lease agreement by and between Universal Mica and Josalco, Inc. The showroom contains approximately 11,000 square feet and the monthly rental expense is $12,600. Universal Mica has approximately three years left on this lease. Property taxes on the leased property are approximately $13,000 per year. Universal Mica also leases approximately 2,500 square feet of warehouse space in Bayshore, New York. The annual rental, inclusive of property taxes, is $8,400. This lease is also a five year lease, with approximately two years remaining on the lease.


ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are defendants in various legal actions which arise in the normal conduct of business. In addition, the Company is a party in the following legal proceedings:

         a. Advantage Life Products, Inc. and Lasting Cosmetics, Inc., a Delaware Corporation v. Michael Ackerman and Lasting Cosmetics, Inc., a New York Corporation, Case No. 730085 filed in

Orange County Superior Court on May 23, 1994. A judgment was entered against Advantage Life in the approximate amount of $400,000 in July 1996. This judgment was entered against Advantage Life after its counsel withdrew and Advantage Life intends to attempt to have this judgment overturned. Additionally, Advantage Life has begun negotiations with Mr. Ackerman's counsel to settle the judgment at a considerable discount.

         b. More Direct Response, Inc., a California Corporation v. Advantage Life Products, Inc., Case No. 739343, filed December 1, 1994. A default judgment was entered against Advantage Life in this matter in the amount of $458,000 in June 1996. This judgment was entered against Advantage Life after its counsel withdrew and Advantage Life intends to attempt to have this judgment overturned. Additionally, Advantage Life intends to settle the judgment at a considerable discount.

         c. Sherry Guimond, a pervious employee of the Company, brought an action against Advantage Life Products, Inc., Don Danks, Parker Dale, James Stapleton, Robert Fredericks, and George Carras, Case No. 740250, on December 21, 1994 in the Orange County Superior Court. Advantage Life settled this lawsuit and agreed to pay Ms. Guimond $85,000, $10,000 of which has been paid to date. The balance is currently past due.

         d. Advantage Life Products, Inc. v. Guthy Renker Corporation; Tri-Star Products, Inc., Revlon Consumer Products Corporation; Revlon General Wig, Inc., American Telecast Corporation; First Class Marketing, Inc., case number BC127193 filed in Los Angeles Superior Court, Central District on May 4, 1995. The claims of Advantage Life against Guthy Renker have been dismissed with prejudice.

         e. Guthy Renker Corporation v. Advantage Life Products, Inc., and Don Danks, Cross Complaint filed June 16, 1995 in Los Angeles Superior Court, for Breach of Written Contract, Conversion, Negligent Misrepresentation, Bad Faith Denial of the Existence of a Contract, Dissolution and Accounting, False Designation or Origin and False Description, Rescission and Restitution, Defamation, Declaratory Relief, and Injunctive Relief. Guthy-Renker is seeking approximately $4,500,000 in damages and reimbursement from Advantage Life. Advantage Life believes the facts of which it has knowledge of will enable it to prevail on all claims from Guthy-Renker.

         f.      There are various lawsuits against Environmental
Professionals, however, Environmental Professionals will be an inactive subsidiary of Advantage Life and it is the opinion of management that the claims that any creditor has against Environmental Professionals will not permit that creditor to obtain any relief against Advantage Life.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Advantage did not submit any matters to a vote of security holders during the fiscal year covered by this report.

                                    PART II


ITEM 5.      MARKET FOR ADVANTAGE COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

        The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol ADVT. The following table sets forth the high and low bid prices of the Company's common stock on The Nasdaq Small-Cap Market for each of the fiscal quarters indicated:

                              FISCAL QUARTER ENDED

                       7/31/94      10/31/94     1/31/95     4/30/95     7/31/95     10/31/95    1/31/96      4/30/96
 HIGH                   $1.97         $3.19       $3.63       $2.38        $.81         $6.00      $5.38         $1.06

 LOW                     1.12          1.31        1.63         .66         .31          1.75        .69           .38



        The foregoing table reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. No dividends have been declared or paid since the Company's inception other than a stock dividend of common stock to the holders of common stock of record as of August 1, 1995. It is not anticipated that dividends will be paid in the foreseeable future. As of August 31, 1996, there were 522 record holders of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operation


        The only operating revenues that the Company currently receives are those generated by Universal Mica, the Company's wholly owned subsidiary that is engaged in the business of owning and operating a retail home furniture store and from the winding down of the Company's infomercial business and environmental business. It is the intention of Universal Mica to expand its business operations by acquiring other retail furniture operations. Universal Mica's operations are currently limited to operating from one location on Long Island, New York, however, it is Universal Mica's intentions to expand to other locations in the greater New York area during the next twelve months.

        In addition to the Company's plans to acquire additional retail furniture locations through its wholly owned subsidiary Universal Mica, it is also the intention of the Company to acquire other businesses. The Company has had numerous conversations with various business owners, however, the Company currently has no binding commitments to acquire additional business opportunities. The Company does not currently have a commitment from an underwriter to raise capital for the Company, moreover, there can be no assurance given that the Company will be able to successfully acquire the debt or equity funding necessary to expand the business of Universal Mica or acquire other businesses, or if so acquired, successfully operate such businesses at a profitable level.


Results of Operations

        Gross revenues for fiscal 1996 were $5,530,245, down 60% compared to $13,778,762 for fiscal 1995. Returns and allowances for fiscal 1996 were $807,042 compared to $3,885,583 for fiscal 1994. After the returns and allowances, the net sales for fiscal 1996 were $4,723,203, down 52% from fiscal 1995 net revenues of $9,893,179. The significant decrease in both gross and net revenues was the result of the discontinuance of Secret Hair sales, a product that was discontinued during the Company's 1996 fiscal year.

        The Company lost $3,135,205 from operations during its 1996 fiscal year compared to losses from operations of $1,705,211 during its 1995 fiscal year. The Company also wrote down the carrying value of its goodwill by $1,000,000 and also wrote off under intangible assets of $1,099,892.

Financial Condition and Liquidity

        The Company has sought to raise capital to expand its business operations by the sale of its common stock. To that end the Company has sold a total of 5,400,000 shares of its common stock (adjusted, in part, to give effect to the Company's reverse stock split declared June 24, 1996) for $5,500,000. To date, the Company has received cash consideration of $325,000 and has been relieved of liabilities totaling $175,000. The balance of the purchase price was paid by the delivery of the purchasers' promissory notes totaling $5,000,000. The Company agreed to extend the maturity date of two of the promissory notes with a principal balance of $2,600,000, for an additional year, until August 31, 1997. In consideration for granting the extension, the holders of the notes agreed to pledge additional collateral for the payment of the amounts due under the notes. The remaining promissory note, in the principal amount of $2,400,000 also matures on August 31, 1997. The Company believes that it will collect the principal amounts due under the promissory notes prior to their respective maturity dates. If that assumption is accurate, the Company should have sufficient working capital to conduct its affairs during the next twelve months, however, there can be no assurance that the Company will successfully collect amounts owed under the promissory notes prior to their respective maturity dates, or, on the maturity dates, as the Company has had the extend the date for payment on two of the notes that it had received.

ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The independent auditors report, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company's independent accountants for its fiscal year ended April 30, 1995, Corbin & Wertz, resigned on July 16, 1996. The Company's 1995 fiscal year financial statements contained a "going concern" opinion. The decision to resign was made by Corbin & Wertz. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company retained the firm of Guida & Jimenez, P.A. as the Company's independent accountants on July 30, 1995.

                                    PART III


ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS

        The following individuals are the Directors and Officers of the Company. All Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

   NAME                                 POSITION                          AGE
Alan S. Lipstein                 Chairman of the Board and                 48
                                 Director, President and Chief
                                 Executive Officer


Gerard Norton                    Secretary and Director                    60



     Alan S. Lipstein, age 48, is the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Mr. Lipstein became a director of the Company and its Chief Executive Officer on July 6, 1995, positions he resigned on January 22, 1996. Mr. Lipstein was reappointed to the Company's Board of Directors on May 30, 1996, at which time he resumed the positions of Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, positions Mr. Lipstein continues to hold. Mr. Lipstein is also the President, Chief Executive Officer and Chairman of the Board of Directors of Prentice Capital, Inc., a corporation whose stock is traded on the NASDAQ OTC Bulletin Board. Mr. Lipstein has served in such capacity since August 1994. Prentice Capital is engaged in the business of owning and operating podiatry practices in Tampa, Florida and intends to engage in the business of owning and operating gaming vessels based in South Florida. Mr. Lipstein also serves as the Chief Executive Officer and President of Med-Vax Technologies, Inc. ("Med-Vax Technologies"), a corporation that intends to offer its stock to the public in a public offering during the fourth quarter of 1996. Mr. Lipstein has held such position since December 1995. Med-Vax Technologies plans to engage in the business of selling medical equipment for the treatment of back pain to doctors, hospitals and other health care providers. Mr. Lipstein has also served as the Vice President and a Director of Environmental Professionals since July 1993. Mr. Lipstein also served as the Chief Executive Officer and President of Eagle Vision, Inc., a corporation that previously owned Environmental Professionals. Mr. Lipstein has held such position since 1989.


Dr. Gerard Norton, age 60, is Vice President-Finance, Secretary and a Director of the Company. Dr. Norton became a director and an officer of the Company on July 6, 1995, positions he resigned on

January 22, 1996. Dr. Norton was reappointed to the Company's Board of Directors on May 30, 1996, at which time he resumed the positions of director, Vice President-Finance, and Secretary, positions Dr. Norton continues to hold. Dr. Norton is also a Vice President and a Director of Prentice Capital, Inc., a corporation whose stock is traded on the NASDAQ OTC Bulletin Board. Dr. Norton has served in such capacity since August 1994. Prentice Capital is engaged in the business of owning and operating podiatry practices in Tampa, Florida and intends to engage in the business of owning and operating gaming vessels based in South Florida. While serving as the Vice President of Prentice Capital, Inc., Dr. Norton also served as the Vice President of Med-Vax Technologies, a corporation that intends to offer its stock to the public in a public offering during the fourth quarter of 1996. Dr. Norton has held such position since December 1995. Med-Vax Technologies plans to engage in the business of selling medical equipment for the treatment of back pain to doctors, hospitals and other health care providers. Dr. Norton has served as the Vice President and a Director of Environmental Professionals since July 1993. Dr. Norton also served as the Vice President of Eagle Vision, Inc., a corporation that previously owned Environmental Professionals. Dr. Norton has held such position since 1989. Previous thereto, Dr. Norton was engaged in business as a self employed consultant, for the period beginning July 1990 and ending August 1991, on a full time basis by Great Lakes Environmental, Ltd., a Canadian corporation ("Great Lakes") that contemplated acquiring the common stock of Frontier Chemical. Dr. Norton's duties included analyzing, on behalf of Great Lakes, the economic feasibility of acquiring Frontier Chemical. From February 1990 to July 1990, Dr. Norton was employed as the President of Xysys Systems, Inc., a corporation based in Ann Arbor, Michigan, engaged in the automotive computer aided design ("CAD") software business. Prior thereto, from January 1989 to February 1990, Dr. Norton worked in England and, as a self employed consultant, provided managerial consulting services, on a full time basis, to Ortech, Ltd., an engineering firm specializing in providing services to the coal mining industry. From August 1988 to December, 1988, Dr. Norton was employed as the Chairman and Chief Executive Officer of Xysys International, Inc., the holding company for Xysys Systems, Inc.


SECTION 16 REPORTS

         The requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended, provide that the Company's Officers and Directors, and persons who own more than ten percent of the Company's Common Stock, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all such forms they file. Based solely on its review of the copies of such forms received, the Company believes that all of its officers, directors and greater than 10% shareholders filed such reports in a timely manner, other than reports that Mr. Lipstein and Dr. Norton should have filed upon the receipt and subsequent sale of shares issued to them in August 1995 and reports that should have been filed by two shareholders of the Company, Vietri Investments and Roscom, Ltd. that, at the time of the acquisition and disposition of shares of the Company's common stock, each owned more than 10% of the Company's common stock, upon the acquisition and disposition of shares that such entities acquired during the Company's 1996 fiscal year.

ITEM 11.         EXECUTIVE COMPENSATION


         Alan Lipstein, the Company's Chief Executive Officer, and Gerry Norton, the Company's Vice-President of Finance and Secretary, received 300,000 and 100,000 shares of the Company's common stock, respectively, as payment for services to be rendered to the Company during the five year period beginning August 1, 1995. George Carras, who served as the Chief Executive Officer of the Company during a portion of the Company's 1996 fiscal year, was paid a cash salary of $108,000. Mr. Carras was also issued 50,000 shares of the Company's common stock during the Company's 1996 fiscal year, and Bob Fredericks, a director of the Company, was issued 50,000 shares of the Company's common stock during the Company's 1996 fiscal year.

         The Company has entered into employment agreements with each of Messrs. Lipstein, Norton and Carras. The employment agreements between the Company and Messrs. Lipstein and Norton expire on July 31, 2000 and provide for no additional consideration to be paid to Messrs. Lipstein or Norton, other than the shares that were issued to them on the date the employment agreements were executed. Mr. Carras's employment agreement was for a three year term beginning December 1, 1995 and ending November 30, 1998. On May 30, 1996, the Company redefined the duties of Mr. Carras. As of May 30, 1996, Mr. Carras resigned as an officer and director of the Company and became a consultant to the Company, agreeing to provide up to 20 hours per week, of accounting and other financial services for the Company during the remaining term of the employment agreement. The Company agreed to pay Mr. Carras $300,000 for performing such consulting services during the remaining term of his employment agreement. On or about May 30, 1996, the Company paid Mr. Carras $100,000 of that amount, and agreed to issue to Mr. Carras shares of its common stock with a fair market value of $200,000. The Company further agreed to file a registration statement with the Securities and Exchange Commission, including therein, the shares to be issued to Mr. Carras (the "Registration Statement"). Until such time as Mr. Carras is able to dispose of the shares to be issued to him, and until the Company satisifies a debt to one of its creditors, Sherri Guimond, the Company agreed not to issue any additional shares without the consent of Mr. Carras.

         On May 30, 1996, the Company also agreed to issue additional shares of its common stock to each of Messrs. Fredericks and Carras, so that the fair market value of the 50,000 shares previously issued to each of them during the Company's 1996 fiscal year would had a fair market value of $200,000 ($100,000 for each of Messrs. Carras and Fredericks) on the date that the Company's then contemplated reverse stock split would be effective (June 24, 1996). The Company further agreed to include the shares to be issued to Messrs. Carras and Fredericks in the Registration Statement.


 Advantage Life may adopt additional compensation programs at a later date suitable for its executive personnel. Advantage Life is unable to predict at this time the format or manner of compensation to be included in any such program.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table enumerates, as of September 9, 1996, the name, address and ownership, both by numerical holding and percentage interest, of Advantage Life's Common Stock by (1) the beneficial owners of more than five percent of Advantage Life's outstanding Common Stock; (2) the Directors and Executive Officers of Advantage Life, individually; and (3) the Directors and Executive Officers as a group. There are no shares which each of the following could purchase under outstanding stock options, warrants, conversion privileges or other rights which were exercisable as of September 9, 1996.

         In preparing the following tables, Advantage Life has relied upon statements filed with the Securities and Exchange Commission by beneficial owners of more than 5 percent of Advantage Life's outstanding Common Stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless Advantage Life knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case Advantage Life relied upon information which it considered to be accurate and complete.


Title                                                                                Percent
Class       Name and Address                           Amount                       of Class
- -----       ----------------                           ------                       --------
Common      George Lafauci                             480,000                          7.90%
            c/o Universal Mica
            1815 Route 110
            Farmingdale, New York 11735


Common      Cimtran, Ltd.                            5,000,000                         82.28%
            99 Saltergate
            Chesterfield, Derbyshire
            401LD5

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT
                 AND OTHERS

         On August 1, 1995, Advantage Life entered into an employment agreement with Alan S. Lipstein (the "Lipstein Employment Agreement"), wherein Mr. Lipstein and Advantage Life executed a 5 year employment agreement, pursuant to which Mr. Lipstein was to serve as the President of Advantage Life. At the time such employment agreement was executed, Mr. Lipstein was an officer and director of Advantage Life. Mr. Lipstein received 300,000 shares of the common stock of Advantage Life as payment for his services to be rendered under the employment agreement.

         On August 1, 1995, Advantage Life entered into an employment agreement with Gerard Norton (the "Norton Employment Agreement"), wherein Dr. Norton and Advantage Life executed a 5 year employment agreement, pursuant to which Dr. Norton was to serve as the Vice-President and Secretary of Advantage Life. At the time such employment agreement was executed, Dr. Norton was an officer and director of Advantage Life. Dr. Norton received 100,000 shares of the common stock of Advantage Life as payment for his services to be rendered under the employment agreement.

         On or about October 31, 1995, Mr. Carras and Bob Fredericks, who were then directors of the Company, were each issued 50,000 shares of the Company's common stock for services previously rendered to the Company.

         On November 14, 1995, Advantage Life entered into an employment agreement with George Carras (the "Carras Employment Agreement"), wherein Mr. Carras and Advantage Life executed a three year employment agreement, pursuant to which Mr. Carras was to serve as the President and Chief Executive Officer of Advantage Life. At the time such employment agreement was executed, Mr. Carras was a director of Advantage Life. Mr. Carras was to be paid $108,000 per year for his services under the employment agreement.

ITEM 13.         EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (i) and (ii) Financial statements and schedules:

         The Index to Financial Statements appearing on page F-1 are incorporated herein by this reference.

         (iii) Exhibits

Number   Description
- --------------------
3.1      Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Registration
         Statement on Form S-18, Registration No. 33-18036-LA ("Registration Statement").
3.2      Certificate of amendment of Articles of Incorporation as filed on October 10, 1989. Incorporated by reference to Exhibit 1.2 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1990.
3.3      Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement.
10.1     1986 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Registration
         Statement.
10.2     1989 Incentive Stock Option, Non-Qualified Option and Restricted Stock Purchase Plan (the "1989 Plan").
         Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8,
         registration No. 33-33648 ("S-8").
10.3     Form of Incentive Stock Option Agreement pertaining to the 1989 Plan. Incorporated herein by reference to
         Exhibit 4.3 to the Company's S-8.
10.4     Form of Non-Qualified Stock Option Agreement pertaining to the 1989 Plan. Incorporated herein by reference to
         Exhibit 4.4 to the Company's S-8.
10.5     Form of Restricted Common Stock Purchase Agreement pertaining to the 1989 Plan. Incorporated herein by reference to Exhibit 4.5 to the Company's S-8.
10.6     Agreement - Employment - Danks - December 1, 1986, as amended. Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement.
10.7     Lease - Manufacturing Facility - York, Nebraska - June 22, 1988. Incorporated by reference to Exhibit 10.53 to the Company's Registration Statement.
10.8     Agreement - More Direct Response - CigArrest Retail Sales - January 10, 1989. Incorporated by reference to
         Exhibit 10.53 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1989.
10.9     Agreement - More Direct Response - CigArrest Gum Retail Sales - January 10, 1989. Incorporated by reference to
         Exhibit 10.54 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1989.
10.10    Smoking Alternative Products Marketing Agreement - Daleco/Advantage Partners I, Daleco Capital Corp. - June 4,
         1990. Incorporated by reference to Exhibit 10.16 to the Company's Form 1O-K report to the Securities and
         Exchange Commission for the fiscal year ended April 30, 1990.
10.11    Borrowing Documents - Security Agreement and Promissory Note - Line of Credit - Sanwa Bank California - August
         30, 1990. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K report to the Securities and
         Exchange Commission for the fiscal year ended April 30, 1991.

10.12    Lease - Administrative Office - Laguna Hills, California - Saddleback II Associates - May 30, 1991.
         Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K report to the Securities and Exchange
         Commission for the fiscal year ended April 30, 1991.
10.13    Agreement to settle litigation - More Direct Response, Inc. - September 14, 1990. Incorporated by reference to
         Exhibit 10.13 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1991.
10.14    Agreement - Balance For Life - Exclusive Marketing For Smokers Choice and QuitPower - September 26, 1991.
         Incorporated by reference to Exhibit 10.14 to the Company's Form 1O-K report to the Securities and Exchange
         Commission for the fiscal year ended April 30, 1992.
11.15    Agreement - More Direct Response - Amendment To CigArrest Plan And Gum Distribution - October 8, 1991.
         Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K report to the Securities and Exchange
         Commission for the fiscal year ended April 30, 1992.
11.16    Agreement - Beder Health Associates - QuitPower - December 23, 1991. Incorporated by reference to Exhibit 10.16 to the Company's Form 1O-K report to the Securities and Exchange Commission for the fiscal year ended April 30,
         1992.
10.17    Agreement - Cruttenden & Company - Private Placement Of Up To 2,700,000 Shares - December 27, 1991.
         Incorporated by reference to Exhibit 10.17 to the Company's Form 1O-K report to the Securities and Exchange
         Commission for the fiscal year ended April 30, 1992.
10.18    Agreement - Mr. Kiki Vandeweghe - Be Safe spokesperson - April 1, 1992. Incorporated by reference to Exhibit
         10.18 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended
         April 30. 1992.
10.19    Agreement - The Johns Hopkins School of Hygiene and Public Health - Be Safe - April 20, 1992. Incorporated by
         reference to Exhibit 10.19 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1992.
10.20    Agreement: Rockefeller, Rothschild & Steele - Private Placement Of Up To 3,500,000 Shares - June 1, 1992.
         Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K report to the Securities and Exchange
         Commission for the fiscal year ended April 30, 1993.
10.21    Agreement - Deralee Scanlon - Consulting Agreement - Cholest Control - April 20, 1993. Incorporated by
         reference to Exhibit 10.21 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1993.
10.22    Agreement - Lip Stick Saver - Licensing Agreement - April 13, 1993.  Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30,
         1993.
10.23    Agreement - Investor Resource Services - Consulting Agreement - April 12, 1993. Incorporated by reference to
         Exhibit 10.23 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1993.
10.24    Agreement - Regal Communications - License Agreement - February 1, 1993. Incorporated by reference to Exhibit
         10.24 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended
         April 30, 1993.
10.25    Agreement - Regal Communications - Escrow & Pledge Agreement - February 1, 1993. Incorporated by reference to
         Exhibit 10.26 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1993.
10.27    Agreement - Regal Communications - Promissory Note - February 1, 1993. Incorporated by reference to Exhibit
         10.27 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended
         April 30, 1993.
10.28    Agreement - Sun Gen Lo Sun - Promissory Note & Escrow Agreement - February 11, 1993. Incorporated by reference to Exhibit 10.28 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1993.
10.29    Agreement - Michael Ackerman - Promissory Note & Security Agreement -June 4, 1993. Incorporated by reference to
         Exhibit 10.29 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1993.

10.30    Agreement - Lasting Cosmetics - Incorporated by reference from Form 8-K -July 23, 1993.
10.31    Agreement - Guthy-Renker Corporation - May 5, 1994. Incorporated by reference to Exhibit 10.31 to the Company's
         Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1994.
10.32    Lease - office and warehouse - Irvine, California - Irvine Business Center Investors - May 11, 1994.
         Incorporated by reference to Exhibit 10.32 to the Company's Form 10-K report to the Securities and Exchange
         Commission for the fiscal year ended April 30, 1994.
10.33    Certificate of amendment of Articles of Incorporation as filed on November 10, 1994. Incorporated by reference to Exhibit 1.2 from Form 8-K - November 10, 1994.
10.34    Agreement and Plan of Merger - Advantage Acquisition, Eagle Vision, Environmental Professionals Incorporated by
         reference to Exhibit 2.2 from Form 8-K - July 20, 1995.
10.35    Employment Agreement between the Company and Alan S. Lipstein, dated August 1, 1995.
10.36    Employment Agreement between the Company and Gerald Norton, dated August 1, 1995.
10.37    Employment Agreement between the Company and George M. Carras, dated November 14, 1995.
10.38    Extension Agreement between the Company and Roscom, Ltd., effective as of August 31, 1996.
10.39    Extension Agreement between the Company and Vietri Investments, effective as of August 31, 1996.
10.40    Capital Stock Purchase Agreement between the Company and Cimtran, Ltd., together with promissory note and stock pledge agreement, effective as of August 31, 1996.
10.41    Agreement and Plan of Reorganization - The Company, Advantage Life Acquisition, Universal Mica Products, Inc.
         and George Lafauci, effective September 6, 1996.
22.      The Company has three subsidiaries: Lasting Cosmetics, Inc., a Delaware corporation, Environmental Professionals, Inc. and
         Universal Mica Products, Inc.
27.      Financial Data Schedule (For SEC Use Only)


(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of September 1996.

                                        Advantage Life Products, Inc.


                                        By: /s/ Alan S. Lipstein
                                            ------------------------------
                                                   Alan S. Lipstein
                                                Chief Executive Officer


         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

      SIGNATURE                            TITLE                                                 DATE
/s/Alan S. Lipstein                        Chairman of the Board of Directors,
- --------------------------------           Chief Executive Officer,
Alan S. Lipstein                           Chief Financial Officer and
                                           Principal Accounting Officer                       September 9, 1996


/s/Gerard Norton                           Secretary and Director                             September 9, 1996
- --------------------------------
Gerard Norton

       [GUIDA & JIMENEZ, P.A. CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]


                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
and Stockholders of
Advantage Life Products, Inc.
Tampa, Florida

We have audited the consolidated balance sheet of Advantage Life Products, Inc. and subsidiaries as of April 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advantage Life Products, Inc. and subsidiaries of April 30, 1996 and the results of their operations, and their cash flows for the year ended, in conformity with generally accepted accounting principles.

/s/ Guida & Jimenez, P.A.
- --------------------------
GUIDA & JIMENEZ, P.A.
September 6, 1996

                  ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1996 AND 1995




                                     ASSETS                                              1996                     1995
                                                                                      ---------                 --------
Current Assets:
  Cash                                                                               $  204,171               $  83,538
  Accounts Receivable, less allowance for uncollectible
     accounts of $175,179 in 1996, $144,567 in 1995                                     220,082                   80,839
  Income tax receivable                                                                  87,214                      ---
  Note receivable from stockholder, net of allowance of $185,000                         25,000                   25,000
  Inventory                                                                              34,274                  180,849
  Production costs                                                                          ---                   45,812
  Other current assets                                                                   40,557                   17,434
                                                                                     ----------               ----------
                                                 Total current assets                   611,298                  433,472
                                                                                     ----------               ----------
Property & Equipment:
  Property & equipment, net of accumulated
    depreciation of $318,693 in 1996, $419,789 in 1995                                  582,423                   22,131
                                                                                     ----------               ----------
Other Assets:
  Goodwill, net of accumulated amortization of $1,565,021                             1,975,691                1,163,794
  Note receivable, related party                                                         15,000                      ---
  Deferred compensation                                                                 900,000                      ---
  Net deferred tax asset                                                                      0                      ---
  Other                                                                                   3,563                      ---
                                                                                     ----------               ----------
                                                   Total other assets                 2,894,254                1,163,794
                                                                                     ----------               ----------
                                                                                     $4,087,975               $1,619,397
                                                                                     ==========               ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities :
  Notes payable                                                                      $  376,625               $    6,625
  Accounts payable                                                                    1,375,407                  480,111
  Accrued product returns                                                                   ---                  226,564
  Accrued royalties                                                                         ---                  374,255
  Other accrued expenses                                                                793,787                  209,377
  Note payable, current portion                                                          22,400                      ---
                                                                                     ----------               ----------
                                            Total current liabilities                 2,568,219                1,296,932
                                                                                     ----------               ----------
Non-current Liabilities:
  Note Payable, long-term                                                                33,816                      ---
                                                                                     ----------               ----------
Stockholder's Equity:
  Common stock, $0.16 par value, 25,000,000 shares authorized;
    issued and outstanding, 296,476 in 1996 and 19,845 in 1995                           47,437                   31,752
  Additional paid-in capital                                                         12,165,455                6,051,837
  Accumulated deficit                                                                (7,951,952)              (5,761,124)
                                                                                     ----------               ----------
                                                             Subtotal                 4,260,940                  322,465
  Less Common stock subscribed                                                       (2,775,000)                     ---
                                                                                     ----------               ----------
                                           Total Stockholder's equity                 1,485,940                  322,465
                                                                                     ----------               ----------

                                                                                     $4,087,975               $1,619,397
                                                                                     ==========               ==========

         See accompanying notes to consolidated financial statements.
                                      F-2

                  ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED APRIL 30, 1996





                                                                  1996                    1995
                                                              ------------            ------------
REVENUES:
  Sales                                                       $ 5,530,245             $13,778,762
  Returns and allowances                                         (807,042)             (3,885,583)
                                                              -----------             -----------
                                         Total Revenues         4,723,203               9,893,179
                                                              -----------             -----------

COSTS AND EXPENSES:
  Cost of goods sold                                            2,894,693               2,353,164
  Selling, general, and administrative                          4,963,715               9,245,226
                                                              -----------             -----------
                               Total costs and expenses         7,858,408              11,598,390
                                                              -----------             -----------

LOSS FROM OPERATIONS                                           (3,135,205)             (1,705,211)
                                                              -----------             -----------
OTHER INCOME (EXPENSE):
  Other income                                                 (1,099,892)                 40,897
  Write-off of goodwill                                        (1,000,000)                    ---
                                                              -----------             -----------
                          Total other income  (expense)        (2,099,892)                 40,897
                                                              -----------             -----------

LOSS BEFORE INCOME TAXES                                       (5,235,097)             (1,664,314)

INCOME TAX PROVISION                                                  800                     800
                                                              -----------             -----------
NET LOSS                                                      $(5,235,897)            $(1,665,114)
                                                              ===========             ===========

LOSS PER COMMON SHARE                                         $   (21.30)             $   (83.91)
                                                              ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              245,807                  19,845
                                                              ===========             ===========



         See accompanying notes to consolidated financial statements.
                                     F-3

                  ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For Each of the Two-Year Period Ended April 30, 1996
                            APRIL 30, 1996 AND 1995




                                                 (RESTATED)
                                               Common Stock               Additional
                                         ------------------------          Paid-in             Accumulated
                                           Shares          Amount          Capital               Deficit            Total
                                         ---------         ------         ----------          ------------        ----------
Balances, April 30, 1994                  $17,505          $2,801         $5,408,051          $(4,096,010)        $1,314,842

Issuance of  common stock:
  For exercise of options                      79              13             23,562                 ---              23,575
  For offering costs                          ---                  -         (23,569)                ---             (23,569)
  For services rendered                        42               7             19,526                 ---              19,533
  For conversions of debt                     684             110            153,890                 ---             154,000
  For trade payables                           83              13             21,987                 ---              22,000
  For cash, net of related
    commissions and offering
    costs of $23,569,
    pursuant to private
    placements                              1,119             179            327,019                 ---             327,198
  For cash pursuant to
    marketing agreement                       333              53            149,947                 ---             150,000
Net loss for year ended
  April 30, 1995                              ---             ---              ---             (1,665,114)        (1,665,114)
                                          -----------------------         ----------          -----------          ---------
Balances, April 30, 1995                  $19,845          $3,176         $6,080,413          $(5,761,124)         $ 322,465
                                          =======          ======         ==========          ===========          =========


         See accompanying notes to consoldiated financial statements.
                                      F-4

                  ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For each of the Two-Year Period Ended April 30, 1996





                                                    Common Stock                 Additional
                                                -----------------------           Paid-in         Accumulated
                                                Shares          Amount            Capital           Deficit             Total
                                                -------         -------         ----------        ----------          ----------
Balance May 1, 1995                              19,845           3,176          6,080,413        (5,761,124)            322,465
   Issuance of stock on the acquisition
       of Environmental Professional             46,306           7,409          4,066,579        (1,242,876)          2,831,112
  Advantage Life Products elimination               ---             ---         (3,438,435)        4,287,945             849,510
  Shares issued under employment
     agreements and other                        26,250           4,200          2,488,750               ---           2,492,950
  Stock subscribed                              200,000          32,000          2,968,000               ---           3,000,000
  Additional acquisition cost                     4,075             652                148               ---                 800
  Net (Loss) for the year                           ---             ---                ---        (5,235,897)         (5,235,897)
                                                -------          ------         ----------         ---------           ---------
Balance, April 30, 1996                         296,476          47,437         12,165,455        (7,951,952)          4,260,940
                                                =======          ======         ==========         =========           =========

         See accompanying notes to consolidated financial statements.
                                      F-5

                  ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For Each Of The Years In The Two Year Period Ended April 30, 1996


                                                                                 1996                1995
                                                                             -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(5,235,897)        $(1,645,630)
    Adjustments to reconcile net
      loss to net cash used
      in operating activities:
        Depreciation and amortization                                          1,224,471             147,075
        Provision (benefit) for allowance
          for uncollectible                                                      248,025            (257,886)
        Non-cash charges & other                                               5,132,027                 ---
        Non-cash incentives to convert note payable                                  ---              44,000
        Changes in operating assets and liabilities:
             Accounts receivable                                                (139,243)          1,181,332
             Inventory                                                           146,575             223,745
             Prepaid expenses and other                                          (60,962)            565,577
             Other accrued expenses                                               17,209             328,635
             Notes payable                                                      (370,000)                  0
             Accounts payable                                                   (895,296)         (1,302,599)
                                                                             -----------         -----------

                           Net cash (used in) operating activities                67,709            (715,751)
                                                                             -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from stockholder                                                15,000             250,000
  Cash received from sale of stock                                               200,000                 ---
  Capital expenditures                                                          (152,233)            (22,783)
                                                                             -----------         -----------

                        Net cash  provided by investing activities                62,767             227,217
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on note payable                                              (49,899)                ---
  Advances to affiliates                                                               0                 ---
  Issuance of note payable                                                        40,056              60,000
  Proceeds from issuance of common stock & warrants, net                             ---             477,204
                                                                             -----------         -----------

                         Net cash provided by financing activities                (9,843)            537,204
                                                                             -----------         -----------
NET CHANGE IN CASH                                                               120,633              48,670

CASH, BEGINNING OF YEAR                                                           83,538              34,868
                                                                             -----------         -----------
CASH, END OF YEAR                                                            $   204,171         $    83,538
                                                                             ===========         ===========


         See accompanying notes to consolidated financial statements.
                                      F-6

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 1 - GENERAL

Advantage Life Products, Inc. (the Company or Advantage) was formed under Colorado law on June 19, 1986 under the name Advantage Video, Inc. On January 15, 1987, the Company changed its name to Advantage Entertainment, Inc. and on October 10, 1989, the Company changed its name to Advantage Life Products, Inc. On August 22, 1994, the Company reincorporated in the State of Delaware.

On July 1, 1993, the Company acquired Lasting Cosmetics, Inc., which enabled the Company to obtain rights to market and distribute Secret Hair and Lasting Kiss Cosmetics (see Note 11). On July 6, 1995, the Company consummated the acquisition of Environmental Professionals, Inc. (EPI), an environmental testing and remediation company (see Note 11).

Advantage develops and markets retail consumer products, focusing on cosmetic, beauty and health products. Advantage's emphasis has been the marketing of Jose Eber's Secret Hair, primarily through infomercials.


NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                             BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations of $5,235,097 and $1,705,211 for the years ended April 30, 1996 and 1995, respectively, and its negative working capital at April 30, 1996 of $1,956,121, raise substantial doubt about its ability to continue as a going concern for a reasonable period of time.

Subsequent to the end of the year, the Company entered into an agreement to sell 5,000,000 shares of its $.16 par value common stock for $2,500,000, payable $100,000 at closing and a single maturity promissory note in the amount of $2,400,000, including interest at the rate of 8% per annum due on August 31, 1997 (Note 12). In addition, the Company entered into a merger agreement with Universal Mica, Inc. (Note 12). Management believes that the infusion of cash from the sale of stock, and cash from the operations of Universal Mica, Inc. will provide the Company sufficient funs to remain a going concern. There are no assurances that the cash from the sale of stock or from the operation of Universal Mica will be sufficient to fully develop the Company's business plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Advantage Life Products, Inc., and its wholly-owned subsidiaries. The consolidated operations include accounts of EPI from July 6, 1995 (date of merger) through April 30, 1996. All significant intercompany accounts have been eliminated in consolidation.

                                   INVENTORY
Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised primarily of purchased finished goods for resale.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996



NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
                              PRODUCTION COSTS
Costs related to the production of the Company's direct response televised advertising programs (infomercials) are capitalized and amortized over the shorter of the estimated useful life of the production or based on the percentage of actual sales to projected sales from the production. During the year ended April 30, 1996, no production costs were capitalized. Amortization of such costs for 1996 and 1995 amounted to $45,812 and $169,734, respectively.

                             PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over their estimated useful lives of three to five years.

                                    GOODWILL
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management.

Management has amortized goodwill using the estimated period to be benefited of 10 years through April 30, 1996. Amortization of goodwill for the years ended April 30, 1996 and 1995, including any charge off based on the determination of impairment, amounted to $1,224,471 and $147,075, respectively.

                              REVENUE RECOGNITION
The Company recognizes revenue on the accrual method of accounting at the time goods are shipped. Estimated future product returns are provided for at the time units are shipped.

                                  INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" (Statement No. 109). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 4).

                             PER SHARE INFORMATION
Per share information is based on the weighted average number of common shares and common equivalent shares outstanding during the year, giving effect to a 1 for 3 reverse stock split on October 20, 1994 and a 1 for 20 reverse stock split on June 24, 1996. Common equivalent shares have not been included in the calculation of net loss per share for fiscal 1996 and 1995 because their effect would be antidilutive. For purposes of computing the weighted average number of shares, all common shares outstanding were retroactively adjusted to the beginning of the periods presented.

                               RECLASSIFICATIONS
Certain reclassifications have been made to the amounts shown on the 1995 financial statements to conform to the 1996 presentation.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 3- STOCKHOLDERS' EQUITY

                              REVERSE STOCK SPLITS
On October 20, 1994, the Company effected a 1 for 3 reverse stock split. On August 1, 1995, the Company effected a 1 for 20 reverse stock split, and a 100% stock dividend that was also completed on August 1, 1995. On June 24, 1996 the Company also effected a 1 for 20 reverse stock split. All common stock transactions have been retroactively restated for all periods presented as a result of these reverse stock splits.

                               PRIVATE PLACEMENTS
In September 1995, the Company engaged a New York based investment banking firm to sell a private placement of up to 500,000 shares (1,250 shares after the 1 for 20 reverse split on June 24, 1996) of its common stock. The Company issued 166,666 shares (416 shares after the 1 for 20 reverse stock split on June 24, 1996) at $1.44 each, net of commissions of $2,500. In connection with the private placement, the Company issued 13,334 detachable warrants exercisable at $1.80 which expire in October 1997.

In October 1995, the Company utilized the services of a New York based capital management firm to sell common stock through a private placement. In connection therewith, the Company issued 57,133 shares (143 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock at $1.57 per share, net of commissions of $500. In connection with the private placement, the Company issued 2,857 detachable warrants exercisable at $2.35 per share which expire in April 1996.

In connection with the marketing agreement with GRC (see Note 8) the Company issued 66,667 shares (167 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock at $2.25 per share together with an option to purchase 133,333 additional shares (333 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock at a price of $1.89 per share. No amount was charged to expense, as the value of the option was not considered significant. The options expire in September 1999.

                STOCK ISSUED IN CONNECTION WITH DEBT CONVERSION
On July 29, 1994, the Company issued 136,889 shares (342 shares after the 1 for 20 reverse stock split on June 24, 1996) with a value of $154,000 to an investor group to convert certain notes payable with a principal balance of $110,000 at the date of conversion. The difference between the value of the shares of common stock issued and the principal balance of the notes payable was recorded as interest expense in the accompanying consolidated statement of operations for the year ended April 30, 1995.

                        COMMON STOCK ISSUED FOR SERVICES
In July 1994, the Company issued a total of 16,667 shares (42 shares after the 1 for 20 reverse stock split on June 24, 1996) of its common stock valued at $22,000 as payment on certain accounts payable related to investor relations.

On October 3, 1994, the Company issued 8,333 shares (21 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock with a market value of $19,533 for certain services in connection with the production of the Secret Hair infomercial. In connection with these services, options to purchase an additional 50,000 shares (125 shares after the 1 for 20 reverse stock split on June 24, 1996) at $1.68 per share were issued by the Company. No amount was charged to expense, as the value of the warrant was not considered significant. The options vest equally over a three year period and expire in September
1997.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996

NOTE 3- STOCKHOLDERS' EQUITY - CONTINUED

                              CAPITAL STOCK SALES
The Company entered into two separate Capital Stock Purchase Agreements ("Agreements") for the sale of 2,000,00 shares (200,000 shares after the 1 for 20 reverse stock split of June 24, 1996) each to Roscom, Ltd ("Roscom") and Vietri Investments, Ltd ("Vietri"), unrelated entities for a total consideration of $3,000,000. Under the term of the Agreements, dated August 15, 1995 with respect to Roscom and October 6, 1995 with respect to Vietri, the Company was to receive $200,000 in cash and a promissory note from Roscom and Vietri in the principal amount of $1,300,00 which matured August 15, 1996 with respect to Roscom and August 31, 1996 with respect to Vietri.

The respective promissory notes were secured by the shares sold to each entity. There was a scrivener's error in the promissory note issued by Roscom to the Company as the actual promissory note delivered to the Company by Roscom indicated that the note matured December 31, 1995, whereas the Agreement indicated that the note was payable August 15, 1996. The Company has subsequently asked Roscom to execute a new note reflecting the correct maturity date, August 15, 1996.

The Agreements further indicated that the shares would have no voting rights until such time as Roscom and/or Vietri had paid for the shares.

The Agreements contemplated that Roscom would pay $200,000 by August 15, 1995, and Vietri would pay $200,000 by October 5, 1995, the closing dates of the transactions. The Company subsequently agreed to extend the date that the cash portion of the purchase price was payable until December 31, 1995. The amounts paid by Roscom and Vietri to the Company totaled $225,000 and was paid on or about December 15, 1995. Additionally, Roscom and Vietri agreed to assume $175,000 of the Company's and/or its subsidiaries indebtedness owed to two of the Company's officers and Directors, Alan Lipstein and Gerald Norton and such persons released the Company of $175,000 of such indebtedness.

While the shares issued to Roscom and Vietri contained restrictive legends, the Company received an opinion of counsel from Joel Schneider, an attorney practicing in New York, that the legend could be removed from the certificates issued to Roscom and Vietri. Messrs. Lipstein and Norton further agreed to cause the shares owned by Roscom and Vietri to be partially released from the stock pledge agreement. It was Mr. Lipstein's and Mr. Norton's understanding that the directors of the Company understood that certain shares would be released from the Stock Pledge Agreements. Approximately 2,500,00 shares (125,000 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock was released from the terms of the Stock Pledge Agreement.

On August 31, 1996, the Company agreed to extend the due date of the promissory notes until August 31, 1997, provided Roscom and Vietri would pledge additional collateral to the Company. As additional collateral, Roscom pledged 300,000 shares of stock of Med-Vax Technologies, Inc., with an approximate value of $1,500,000. As additional collateral, Vietri pledged 300,000 shares of stock of Prentice Capital, Inc., a public company, with an approximate value of $1,650,000. Mr. Alan S. Lipstein, the Company's president is also the president of Med-Vax Technologies, Inc. and Prentice Capital, Inc.

STOCK ISSUANCE  TO ADVISORS
The Company issued an additional 81,500 shares (4,075 shares after the 1 for 20 reverse stock split of June 24, 1996) to unrelated advisors who represented the Company in its acquisition of Environmental Professionals, Inc.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996



NOTE 3-STOCKHOLDERS' EQUITY - CONTINUED

                           STOCK OPTIONS AND WARRANTS
The Company has a stock option plan (the Plan) which provides for the issuance of options to purchase 666,667 shares (1,667 shares after the 1 for 20 reverse stock split on June 24, 1996) of the Company's common stock. The Plan provides for two types of options, Incentive Options and Non-qualified Options. Incentive Options must be issued at greater than or equal to 100% of fair market value, except where the individual already owns 10% or more of the

Company's common stock, in which case the options must be issued at greater than or equal to 110% of fair market value. Non-qualified Options may be issued at any price not less than 85% of fair market value. Fair market value is defined as the average of the previous day's closing bid-and-ask price.

During the year ended April 30, 1995, the Company granted options to purchase 506,667 shares (and 1,267 shares, respectively, after the 1 for 20 reverse stock split of June 24, 1996) under the Plan. No options were granted during the year ended April 30, 1996.

In 1995, the Company granted options to purchase 478,109 shares (1,195 shares after the 1 for 20 reverse stock split of June 24, 1996) of common stock with exercise prices ranging from $1.31 to $4.00, expiring in 1997 through 1999.

In fiscal 1995, options to purchase 15,717 shares (39 shares after the 1 for 20 reverse stock split of June 24, 1996) of common stock were exercised in exchange for services provided for capital raising activities valued at $1.50 per share.

Stock option transactions are summarized as follows:


Balance at May 1, 1994         4,614    $262-$1,875

Granted                        5,672    $262-$800

Exercised                        (79)         $300

Canceled                      (1,365)   $300-$678
                              ------

Balance at April 30, 1995      8,845    $262-$1,875
                              ------

Granted                           --
Exercised                      3,520
Canceled                      (2,993)
                              ------

Balance April 30, 1996         9,375
                              ======

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to significant components of the Company's deferred tax assets and liabilities for federal and state income tax as of April 30, 1996 and 1995 are as follows:



Deferred tax assets:                             1996           1995
                                              ----------     ----------
Net operating loss carryforward               $4,385,097     $1,813,607
Accrued vacation                                     ---         12,639
Accrued royalties                                    ---        150,076
Allowance for product returns                        ---         90,852
Allowance for doubtful accounts                  175,179            ---
Allowance for note receivable from
 stockholder                                         ---         74,185
                                              ----------     ----------
                   Total deferred tax assets   4,560,276      2,141,359

Deferred tax liabilities                             -0-            -0-
                                              ----------    -----------
Valuation allowance for deferred tax assets   (4,560,276)    (2,141,359)
                                              ----------    -----------

Net deferred taxes                            $      -0-    $       -0-
                                              ==========    ===========


The valuation allowance increased by $702,585 and $640,118 during the years ended April 30, 1996 and 1995.

The provision for income taxes for the year ended April 30, 1996 and 1995 are comprised of the California minimum state income tax.

The differences between income taxes for financial reporting purposes and the federal statutory rate of 34% for the years ended April 30, 1996 and 1995 are as follows:



                                         1996                    1995
                                   -------------------     -----------------
                                      Amount       %        Amount       %
                                   -----------   -----     ---------   -----
Income tax benefit at the
federal statutory rate             $(1,779,933)  (34.0)    $(565,867)  (34.0)
Nondeductible expenses                 348,560     6.8         7,758     0.5
                                   -----------   -----     ---------    ----
Valuation allowance for benefit      1,431,372    27.2      (558,109)  (33.5)
of current year loss               $ 1,432,172    27.2     $ 558,909    33.6
                                   ===========   =====     =========    ====
Total                              $       800   NIL       $     800     0.1
                                   ===========   =====     =========    ====

At April 30, 1996 and 1995, the Company had available net operating loss carryforward for Federal and state income tax purposes of approximately $8,931,526 and $4,721,608, respectively, which expire through 2011.

During December 1993, the Company experienced a change in ownership that resulted in approximately $2,916,000 of the federal net operating loss carryforward being subject to an annual utilization limitation of $449,000. Furthermore, as a result of the Company's acquisition of EPI (see Note 11), the management anticipates an additional limitation on the use of net operating loss carryforward due to the change in ownership.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 5- RELATED PARTY TRANSACTIONS

                             EMPLOYMENT AGREEMENTS
On August 1, 1995, the Company entered into a employment agreement with Alan S. Lipstein, the President of the Company, and Gerald Norton, Vice-President of the Company. The agreements are for an initial period of five years, and can be automatically extended for unlimited successive one year periods unless they are terminated during the extension period.

Due to the Company's limited capital resources, Mr. Lipstein and Mr. Norton agreed to accept, in lieu of cash payments otherwise due under the contracts, 300,000 and 100,000 shares respectively (15,000 shares and 5,000 shares respectively after the 1 for 20 reverse stock split of June 24, 1996), of the Company's common stock, provided that the Company agreed to file a registration statement. On August 4, 1995, the Company filed a registration statement on Form S-8 registering the shares for sale.

On November 14, 1995, the Company entered into a employment agreement with George A. Carras, the Company's chief financial officer. The agreement are for an initial period of three years, and can be automatically extended for unlimited successive one year periods unless they are terminated during the extension period.

For the services to be rendered to the Company by Mr. Carras during the term of the employment agreement, his compensation was $108,000 per annum, payable monthly in arrears. In addition to his compensation, Mr. Carras was entitle to three weeks vacations, and other fringe benefits.

On May 17, 1996, the Company elected to terminate Mr. Carras employment contract with an agreed settlement of $300,000, of which $100,000 was paid on that date, and the remaining due to be paid within a one year period.


                               OTHER TRANSACTIONS

On July 29, 1994, the Company converted, debt of $110,000 payable to a firm whose owners are officers/stockholders of the Company into shares of its common stock valued at $154,000 (see Note 3).

On June 4, 1993 and July 25, 1993, the Company advanced Mr. Ackerman, its former chief executive officer, $250,000 and $210,000, respectively. The $250,000 advance represents a loan in the form of a 10% promissory note. The $210,000 advance represents borrowings under a line of credit agreement. Both the note and the line of credit were secured by 489,806 shares (1,225 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock. During fiscal 1995, the Company sold 323,014 (808 shares after the 1 for 20 reverse stock split of June 24, 1996) of such common shares held as collateral and collected approximately $280,000 of which approximately $30,000 represented accrued interest on the note. Note receivable from stockholder on the accompanying consolidated balance sheet at April 30, 1995, represents the remaining balance due the Company, net of an allowance of $185,000, which is secured by 166,792 shares (417 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock. As of April 30, 1995, the Company is in litigation with Mr. Ackerman (see Note 11).

Effective May 1, 1995 the Company entered into a six month agreement with a former officer under which the former officer is to be paid monthly fees of $6,500 for consulting services. In addition, the Company committed to pay the former officer the first $90,000 of proceeds, if any, from the settlement of certain litigation in which the Company is the plaintiff.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 5- RELATED PARTY TRANSACTIONS (CONTINUED)

                         OTHER TRANSACTIONS (CONTINUED)
During the year ended April 30, 1996, 125,000 shares (6,250 shares after the 1 for 20 reverse stock split of June 24, 1996) were issued to two former directors and a consultant for services rendered.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                                OPERATING LEASES
The Company leases certain equipment and office and warehouse/assembly space. The leases, which expire over the next five years, are classified as operating leases. Future annual minimum lease payments required under non-cancelable operating leases at April 30, 1996 are as follows:


                  1997                                 $13,664
                  1998                                  13,664
                  1999                                   6,252
                  2000                                   3,927
                  2001                                   3,927
                                                       -------

                  Total future minimum lease payments  $41,434
                                                       =======


Rent expense amounted to $41,041 and $63,588 for the years ended April 30, 1996 and 1995, respectively.

                                   LITIGATION
On May 3, 1995, the Company filed suit in the Superior Court of the State of California, County of Los Angeles, against Guthy-Renker Corporation (GRC) (see
Note 11) and other parties. The Company is alleging various actions of wrongful conduct by GRC and these other parties whereby GRC abused the relationship for their own use, gain, profit and unfair advantage. The Company seeks compensatory and punitive damages, reimbursement of legal fees and restraint of GRC activities as they relate to Secret Hair. GRC has filed a cross complaint seeking damages from the Company. The claims of the Company against Guthy-Renker have been dismissed with prejudice.

On June 15, 1996, Guthy-Renker Corporation (GRC) filed a cross complaint in the Superior Court of the State of California, County of Los Angeles against the Company and Don Danks for breach of written contract, conversion, negligent misrepresentation, bad faith denial of existence of contract, dissolution and accounting, false designation or origin and false description, recission and restitution, defamation, declaratory relief, and injunctive relief. GRC is seeking approximately $4,500,000 in damage and reimbursement. The Company believes the facts of which it has knowledge of will enable to prevail on all claims from GRC.

On December 21, 1994, Sherry Guimond, a previous employee of the Company, brought an action in the Orange County Superior Court, against the Company, Don Danks, Parker Dale, James Stapleton, Robert Fredericks, and George Carras. The suit alleges breach of contract, breach of covenant of good faith and fair dealing, sex discrimination, fraud and deceit, tortuous inducement of breach of contract, defamation, specified performance. The Company settled this lawsuit and agreed to pay Ms. Guimond $85,000, of which $10,000 has been paid to date. The remaining balance of the settlement is past due.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                             LITIGATION (CONTINUED)
There are various lawsuits against Environmental Professionals, Inc., (EPI), one of the Company's subsidiaries, however, EPI is now an inactive subsidiary of the Company, and it is the opinion of management that the claims that any creditor has against EPI will not permit that creditor to obtain any relief against the parent company.

See Notes 7 and 11 for additional matters in which the Company is a defendant.

NOTE 7 - LICENSE ARRANGEMENTS

                   LICENSEE ARRANGEMENT - CIGARREST PRODUCTS
On October 9, 1991, the Company (as licensee) and More Direct Response, Inc.
(MDR) signed an agreement, as amended, which granted the Company unrestricted rights to market CigArrest products worldwide in exchange for a royalty of 10% of net sales of products bearing the CigArrest name. No significant royalties were paid by the Company through fiscal 1994. On March 28, 1994, the Company terminated its rights to distribution of CigArrest products, as such, these rights reverted back to MDR.

During fiscal 1995, MDR filed suit against the Company asserting that Regal defaulted on a marketing agreement with Advantage related to CigArrest products which had been previously assigned to a subsidiary of Regal Communications Corporation, Inc. (see below), and that Advantage had an obligation to fulfill this obligation. On June 1996, a default judgment was entered against the Company in the amount of $458,000 after its counsel withdrew. The Company intends to have this judgment overturned. Additionally, the Company intends to settle the judgment at a considerable discount. Due to the uncertainty of the final amount to be paid by the Company, the liability has not been recorded in the accompanying financial statements.

                              LICENSOR ARRANGEMENT
On February 3, 1993, the stockholders of the Company (as licensor) approved an agreement between the Company and Advantage/Regal, a newly-formed subsidiary of Regal Communications Corporation, Inc., (collectively "Regal"), whereby the Company licensed to Regal, on a worldwide basis, the exclusive rights to sublicensee the manufacturing, selling and distribution of the Company's CigArrest product line; in addition the Company sold to Regal all of its existing inventory of the licensed product. As consideration, the Company received 352,000 shares of Regal common stock upon closing of the agreement with additional incentives if certain sales levels were attained by Regal.

The Company and Regal entered into a management agreement whereby Regal agreed to pay for certain expenses associated with the sales, marketing and distribution of the licensed product, including the salaries of certain employees and other costs, as defined, in the form of a management fee. No management fees were earned during the year ended April 30, 1996.

In 1994, the shares of common stock of Regal received by the Company were registered. The Company sold the 352,500 shares of Regal for $1,735,507, resulting in an insignificant gain.

On September 23, 1994, Regal filed Chapter 11 with the United States Bankruptcy Court, Eastern District of Pennsylvania. As of April 30, 1995, the Company has no outstanding obligations due Regal.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 7 - LICENSE ARRANGEMENTS

                              ROYALTY ARRANGEMENTS
The Company has entered into various royalty agreements for certain rights to use names and trademarks which provide for payments at commercial rates based on revenues generated, among other things. Royalties expense for the years April 30, 1996 and 1995, are $248,914 and $1,045,062, respectively.

NOTE 8 - MARKETING AND DISTRIBUTION AGREEMENT OF SECRET HAIR

On May 5, 1994, the Company entered into an agreement with GRC wherein the Company and GRC share the rights to market and distribute the Company's hair extension products in the United States. Under the terms of the agreement, GRC was obligated to provide a minimum of $2,000,000 in media expenditures over a six-month period in exchange for 50 percent of the net profits, as defined, of all non-retail sales, and between 20 and 50 percent of retail sales, based on actual media expenditures.

In August 1994, GRC began Secret Hair sales from the infomercial produced by the Company. In January 1995, management determined that GRC had violated certain terms of the agreement, and that the contract was unenforceable. The results of operations include the operations attributable to the agreement through January 31, 1995. See Note 7 for discussion of litigation currently in effect with respect to this agreement.

NOTE 9 - SIGNIFICANT CUSTOMERS

During the year ended April 30, 1996, the Company did not have any customers which represented greater than 10% of total revenues.

NOTE 10 - FOURTH QUARTER ADJUSTMENTS

During the three months ended April 30, 1996 and 1995, the Company recorded the following significant fourth quarter adjustments:


                                                        1996          1995
                                                    ----------    ----------
Write-off of receivable from GRC                    $      ---    $1,093,284
Allowance for doubtful account expensed (reversed)     175,179      (113,319)
Provision for unused advertising credits                   ---       314,748
Write-off of inventory                                     ---       144,553
Write-off of intangible assets                       1,000,000          ----
Accrued royalties reversed                                 ---      (181,544)
Accounts payable reversed                                  ---      (138,666)
                                                    ----------    ----------
                      Total fourth quarter charges  $1,175,179    $1,119,054
                                                    ==========    ==========

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 11 - ACQUISITION

                          NEW LASTING COSMETICS, INC.
On July 1, 1993, the Company created a wholly-owned subsidiary, Lasting Cosmetics, Inc. (referred to hereafter as New Lasting Cosmetics), a Delaware corporation, to acquire intangible assets and certain contracts of Lasting Cosmetics, Inc., (referred to hereafter as Old Lasting Cosmetics), a privately held New York corporation, in exchange for 489,889 shares (1,225 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock valued at $1,201,535 and named Michael Ackerman, the former sole stockholder of Old Lasting Cosmetics, as Chief Executive Officer of Advantage. Based on post closing provisions in the agreement, as amended, the Company issued 77,584 additional shares (194 share after the 1 for 20 reverse stock split of June 24, 1996), under an arrangement similar to the ratchet provisions described in the agreement, of its common stock valued at $158,854. The acquisition is accounted for using the purchase method. The purchase price of $1,415,334, including acquisition costs of $54,945, was assigned to goodwill (see Note 2), as no tangible assets were acquired by the Company.

Under the terms of the agreement, Mr. Ackerman could earn up to 2,560,480 additional shares (6,401 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock over six years based on pre-tax profits of New Lasting Cosmetics. Mr. Ackerman was to receive one share of the Company's common stock for every dollar of pre-tax profit of the New Lasting Cosmetics for a period of three years and then one share for every two dollars of pre-tax profit of the subsidiary for the three years thereafter. On March 8, 1994, the Board of Directors terminated Mr. Ackerman as Chief Executive Officer, due to breach of fiduciary duty.

On May 23, 1994, the Company filed suit in the Orange County Superior Court against Mr. Ackerman alleging fraud and deceit, among other things. On December 6, 1994, Mr. Ackerman filed a cross-complaint against the Company. Mr. Ackerman asserts amounts are due him related to the promissory note and stock security agreements (see above). A judgment was entered against the Company in the amount of $400,000 after its counsel withdrew. The Company intends to have this judgment overturned. Additionally, the Company has begun negotiations with Mr. Ackerman's counsel to settle the judgment at a considerable discount.

                        ENVIRONMENTAL PROFESSIONAL, INC.
On July 6, 1995, the Company acquired Environmental Professionals, Inc. ("EPI"), a wholly-owned subsidiary of Eagle Vision, Inc. In connection with the acquisition, the Company issued 9,261,130 (23,153 shares after the 1 for 20 reverse stock split of June 24, 1996) shares of its common stock (representing approximately 70% of the issued and outstanding shares of its common stock). Current stockholders of the Company's common stock may receive up to 1,017,613 additional shares (2.544 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock based on the net recovery, if any, from certain litigation in which the Company is plaintiff. In addition, each stockholder of the Company's common stock will receive an unspecified number of warrants to acquire additional common shares.

The acquisition was accounted for as a reverse acquisition, since the stockholders of EPI obtained control of the Company. Accordingly, for financial reporting purposes, the 9,261,130 shares (23,153 shares after the 1 for 20 reverse stock split of June 24, 1996) issued to acquire EPI will be considered outstanding as of the date of the acquisition. The 3,969,056 shares (9,923 share after the 1 for 20 reverse stock split of June 24, 1996) retained by the Company's stockholders on the date of the acquisition are reflected as consideration to consummate the stock-for-stock exchange. The purchase price is $930,206, with the excess of cost over the net assets acquired of approximately $1,868,070 was allocated to goodwill.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996



NOTE 12 - SUBSEQUENT EVENT

                     ENVIRONMENTAL PROFESSIONALS OPERATIONS
As the result of the insolvency of a major customer, and the its inability to obtain other sources of funding, one of the Company's subsidiaries, Environmental Professionals (EPI) was unable to meet its current obligations and, therefore, ceased operation on May 17, 1996. EPI had pledged vehicles on loans to a bank, and in addition, had pledged all other assets, including its accounts receivable, tangible and intangible assets of that company, on line of credit to the same bank. The bank filed an action and took possession of EPI's assets, and has appointed a Receiver. Management believes that EPI's accounts receivable are sufficient to satisfy the bank loan and therefore anticipates the ultimate return of its operating assets.


                          LASTING COSMETICS OPERATIONS
Prior to the acquisition of Environmental Professionals, Inc. on July 6, 1995, the Company was involved in the sale of cosmetics and hair products. The Company's sales were derived substantially from the sale of one product. The Company maintained a policy of money back guarantee for its products and experienced a consistently high merchandise return, and as a result thereof, the Company sustained recurring losses from operations. Early in 1996, the Board of Directors decided to phase out the cosmetics and hair products line of business.

                               STOCK SUBSCRIPTION
On August 21, 1996, the Company entered into an agreement to sell 5,000,000 shares of its $.16 par value common stock, restricted under Section 144, to Cimtran, Ltd., an unrelated entity, for $2,500,000, payable $100,000 in cash, and the balance in the form of a single maturity promissory note in the amount of $2,400,000, payable with interest at the rate of 8% per annum. As security for the performance of its obligation, Cimtran pledged 5,000,000 shares of Advantage Life Products, Inc. owned by Cimtran. The principal amount and the accrued interest is due in a single payment on August 31, 1997.

                      ACQUISITION OF UNIVERSAL MICA, INC.
On August 9, 1996 the Company, through a newly established subsidiary, Advantage Life Acquisition, Inc., a Florida corporation, entered into an Agreement and Plan of Reorganization with Universal Mica, Inc., a New York corporation, and George Lafauci, the sole shareholder of Universal Mica. In accordance with the merger agreement, all of the outstanding shares of stock of Universal Mica were exchanged for and converted into 300,000 shares of the Company's common stock (valued at $1,200,000), and a single maturity promissory note in the amount of $800,000, with interest at the rate of 8% per annum, payable monthly. The principal amount of the note is due in a single payment on August 8, 1999. The note is secured by all of the assets of Advantage Life Acquisition after the merger.

Immediately after the merger, the name of Advantage Life Acquisition, Inc. was changed to Universal Mica, Inc. Until such time as all sums due to Mr. Lafauci are paid in full, he is being appointed Director of Advantage Life Acquisition, Inc.

Universal Mica entered into an employment agreement with Mr. Lafauci immediately after the effective date of the merger upon terms and conditions negotiated by the parties.

===============================================================================





                                  EXHIBITS TO

                                      THE

                          ANNUAL REPORT ON FORM 10-KSB

                                      FOR

                         ADVANTAGE LIFE PRODUCTS, INC.

                               FOR THE YEAR ENDED

                                 APRIL 30, 1996





                                                               September 9, 1996


===============================================================================

                                 Exhibit Index

                         Advantage Life Products, Inc.


10.35 Employment Agreement between the Company and Alan S. Lipstein, dated August 1, 1995.

10.36 Employment Agreement between the Company and Gerald Norton, dated August 1, 1995.

10.37 Employment Agreement between the Company and George M. Carras, dated November 14, 1995.

10.38 Extension Agreement between the Company and Roscom, Ltd., effective as of August 31, 1996.

10.39 Extension Agreement between the Company and Vietri Investments, effective as of August 31, 1996.

10.40 Capital Stock Purchase Agreement between the Company and Cimtran, Ltd., together with promissory note and stock pledge agreement, effective as of August 31, 1996.

10.41 Agreement and Plan of Reorganization - The Company, Advantage Life Acquisition, Universal Mica Products, Inc. and George Lafauci, effective September 6, 1996.

27       Financial Data Schedule (for SEC use only)