Form 10QSB
period 1996-07-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1996-10-28
CIK 824840

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

         (Mark One)

       /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarter ended July 31, 1996.

       / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _____________ to_________________.

            Commission File No.:  0-17414


                        ADVANTAGE LIFE PRODUCTS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                         33-0213733
----------------------------------            ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

13902 N. Dale Mabry Highway, Suite 119
         Tampa, Florida                                   33618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                               (813) 969-2002
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each Exchange
     Title of Each Class                               on Which Registered

-------------------------------                     ---------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                Common Stock
--------------------------------------------------------------------------------
                              (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicated by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      YES ______                 NO ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock, as of September 9, 1996, was 6,076,479 shares.1


































































__________________________________

    /    Assumes that George Carras, a former of the Company, grants his approval to the issuance of certain shares of the Company's common stock. "Executive Compensation".

                                     INDEX

                                                                                       Page
                                                                                      Number
                                                                                      -------
Part I -   Financial Information.

   Item 1.     Financial Statements.

   Consolidated Balance Sheets as of July 31, 1996 (Unaudited)                          1
    and April 30,  1996.

   Consolidated Statements of Operations, for the three months ended
   July 31, 1996 (Unaudited) and the year ended April 30, 1996.                         2

   Consolidated Statements of Cash Flows, for the three months ended
   July 31, 1996 (Unaudited) and the year ended April 30, 1996.                         3

   Notes to Consolidated Financial Statements.
   (No significant changes since the 10-K.)

   Item 2.     Management's Discussion and Analysis of Financial
               Conditions and Results of Operations.
               (No significant changes since the10-K.)

Part II -       OTHER INFORMATION

                 Item 1.  Legal Prodeedings.
                          (No significant changes since the10-K.)

                 Item 2.  Changes in Securities.
                          (None)

                 Item 3.  Defaults Upon Senior Securities.
                          (None)

                 Item 4.  Submission of Matters to a Vote of
                          Security Holders.
                          (None)

                 Item 5.  Other Information.
                          (None)

                 Item 6.  Exhibits and Reports on Form 8-K.
                          (None)

SIGNATURES                Exhibits
                          27 Financial Data Schedule (For SEC use only)

                 ADVANTAGE LIFE PRODUCTS INC., SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                                                                    (Unaudited)
                                   ASSETS                                           April 30, 1996                 July 31, 1996
                                                                                    --------------                 -------------
Current Assets:
  Cash                                                                               $   204,171                   $   115,489
  Accounts Receivable, less allowance for uncollectible
     accounts of $175,179 in 1996, $175,179 at July 31, 1996                             220,082                       359,296
  Income tax receivable                                                                   87,214                            --
  Note receivable from stockholder, net of allowance of $185,000                          25,000                        25,000
  Inventory                                                                               34,274                        34,293
  Other current assets                                                                    40,557                        43,579
                                                                                     -----------                   -----------
                                                        Total current assets             611,298                       577,657
                                                                                     -----------                   -----------
Property & Equipment:
  Property & equipment, net of accumulated
    depreciation of $318,693 in 1996, $475,546 in first quarter                          582,423                       526,666
                                                                                     -----------                   -----------
Other Assets:
  Goodwill, net of accumulated amortization of $1,686,890                              1,975,691                     1,853,822
  Note receivable, related party                                                          15,000                        15,000
  Deferred compensation                                                                  900,000                       900,000
  Other                                                                                    3,563                            --
                                                                                     -----------                   -----------
                                                          Total other assets           2,894,254                     2,768,822
                                                                                     -----------                   -----------
                                                                                      $4,087,975                   $ 3,873,145
                                                                                      ==========                   ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities :
  Notes payable                                                                       $  376,625                   $   376,625
  Accounts payable                                                                     1,375,407                     1,908,369
  Accrued product returns                                                                     --                        20,224
  Taxes payable                                                                               --                        19,468
  Other accrued expenses                                                                 793,787                       164,610
  Note payable, current portion                                                           22,400                        22,400
                                                                                     -----------                   -----------
                                                   Total current liabilities           2,568,219                     2,511,696
                                                                                     -----------                   -----------
Non-current Liabilities:
  Note Payable,  long-term                                                                33,816                        33,260
  Due to stockholder                                                                                                     7,942
                                                                                     -----------                   -----------
                                                        Total long term debt              33,816                        41,202
                                                                                     -----------                   -----------
                                                                                       2,602,035                     2,552,898
                                                                                     -----------                   -----------
Stockholder's Equity:
  Common stock, $0.16 par value, 25,000,000 shares authorized;
    issued and outstanding, 296,476 in 1996 and 327,989 at July 31, 1996                  47,437                        47,437
  Additional paid-in capital                                                          12,165,455                    12,165,455
  Accumulated deficit                                                                 (7,951,952)                   (8,117,645)
                                                                                     -----------                   -----------
                                                                    Subtotal           4,260,940                     4,095,247
  Less Common stock subscribed                                                        (2,775,000)                   (2,775,000)
                                                                                     -----------                   -----------
                                                  Total Stockholder's equity           1,485,940                     1,320,247
                                                                                     -----------                   -----------
                                                                                     $ 4,087,975                   $ 3,873,145
                                                                                     ===========                   ===========

                 ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            (Unaudited)
                                                                                              Quarter
                                                                Year ended                     Ended
                                                              April 30, 1996               July 31, 1996
                                                              ---------------             ----------------

REVENUES:
  Sales                                                           $ 5,530,245                   $ 104,401
  Returns and allowances                                             (807,042)                    (16,973)
                                                                  -----------                   ---------
                                             Total Revenues         4,723,203                      87,428
                                                                  -----------                   ---------
COSTS AND EXPENSES :
  Cost of goods sold                                                2,894,693                      34,694

  Selling, general, and administrative                              4,963,715                     217,298
                                                                  -----------                   ---------
                                   Total costs and expenses         7,858,408                     251,992
                                                                  -----------                   ---------
LOSS FROM OPERATIONS                                               (3,135,205)                   (164,564)
                                                                  -----------                   ---------

OTHER INCOME (EXPENSE):
  Loss on disposition of assets                                                                    (2,727)
  Other income                                                     (1,099,892)

  Write-off of goodwill                                            (1,000,000)
                                                                  -----------                   ---------
                              Total other income  (expense)        (2,099,892)                     (2,727)
                                                                  -----------                   ---------

LOSS BEFORE INCOME TAXES                                           (5,235,097)                   (167,291)

INCOME TAX PROVISION                                                      800
                                                                  -----------                   ---------

NET LOSS                                                          $(5,235,897)                  $(167,291)
                                                                  ===========                   =========

LOSS PER COMMON SHARE                                                 $(21.30)                     $(0.58)
                                                                  ===========                   =========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  245,807                     288,278
                                                                  ===========                   =========




                                                               -2-

                 ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Year         For the Quarter
                                                                            Ended                 Ended
                                                                        April 30, 1996         July 31, 1996
                                                                        --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(5,235,097)            $ (167,291)
    Adjustments to reconcile net
      loss to net cash used
      in operating activities:
        Depreciation and amortization                                       1,224,471                167,527
        Provision (benefit) for allowance
          for uncollectible                                                   248,025
        Non-cash charges & other                                            5,132,027
        Changes in operating assets and liabilities:
             Accounts receivable                                             (139,243)               (52,000)
             Inventory                                                        146,575                    (19)
             Prepaid expenses and other                                       (60,962)                   541
             Other accrued expenses                                            17,209               (589,485)
             Note payable                                                    (370,000)
             Accounts payable                                                (895,296)               532,962
                                                                          -----------             ----------
                              Net cash (used in) operating activities          67,709               (107,765)
                                                                          -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from stockholder                                             15,000
  Cash received from sale of stock                                            200,000
  Capital expenditures                                                       (152,233)
                                                                          -----------             ----------
                           Net cash  provided by investing activities          62,767                      0
                                                                          -----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on note payable                                           (49,899)                  (556)
  Disposition of equipment                                                                            11,697
  Due to stockholder                                                                                   7,942
  Issuance of note payable                                                     40,056
                                                                          -----------             ----------
                            Net cash provided by financing activities          (9,843)                19,083
                                                                          -----------             ----------
NET CHANGE IN CASH                                                            120,633                (88,682)

CASH, BEGINNING OF YEAR, QUARTER                                               83,538                204,171
                                                                          -----------             ----------
CASH, END OF YEAR, QUARTER                                                 $  204,171              $ 115,489
                                                                           ==========              =========

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADVANTAGE LIFE PRODUCTS, INC.




Dated:  October 21, 1996                 By:  /s/ Alan S. Lipstein
                                            --------------------------------
                                              Alan S. Lipstein, President




In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                     Capacity                    Date
        ---------                     --------                    ----


    /s/ Alan S. Lipstein
  --------------------------      President, Chief Executive
        Alan S. Lipstein          Officer, Chief Financial
                                  and Accounting Officer and
                                  Director