Form 10QSB
period 1996-10-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1997-01-22
CIK 824840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[ X ] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended   October 31, 1996

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ________________ to ________________.

         Commission File No:  0-17414

                         ADVANTAGE LIFE PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       33-0213733
-------------------------------                --------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
Incorporation or Organization)

13902 N. Dale Mabry Highway, Suite 119
Tampa, Florida                                               33618
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (813) 969-2002
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each Exchange
Title of Each Class                                     on Which Registered


-------------------------------                        -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X    NO
                                   -------   -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes    X     No
                                  ---------   ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         The number of shares oustanding of the issuer's common stock, as of January 17, 1997 was 1,598,497 shares.

                                     INDEX

                                                                           PAGE
 PART #     ITEM #                     DESCRIPTION                        NUMBER
--------   --------    -----------------------------------------------    ------
   I                   FINANCIAL INFORMATION
             1         Financial Statements:

                       Consolidated Balance Sheets as of October             1
                       31, 1996 (Unaudited) and April 30, 1996.

                       Consolidated Statements of Operations, for the
                       three months ended October 31, 1996 (Unaudited)       2
                       and the year ended April 30, 1996.

                       Consolidated Statements of Cash Flows, for the
                       six months ended October 31, 1996 (Unaudited)
                       and the year ended April 30, 1996.                    3

                       Notes to Consolidated Financial Statements.
                       (No significant changes since the 10-K)

             2         Management's Discussion and Analysis of
                       Financial Conditions and Results of Operations.
                       (No significant changes since the 10-K)

   II                  OTHER INFORMATION
             1         Legal Proceedings.
                       (No significant changes since the 10-K)
             2         Changes in Securities.
                       (None)
             3         Defaults Upon Senior Securities.
                       (None)
             4         Submission of Matters to a Vote of Security Holders.
                       (None)
             5         Other Information.
                       (None)
             6         Exhibits and Reports on Form 8-K.
                            Exhibits
                            27  Financial Data Schedule (for SEC use only)
                            Reports on Form 8-K
                            (None)
                       SIGNATURES

                  ADVANTAGE LIFE PRODUCTS, INC., SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                         (Unaudited)
                                 ASSETS                                       April 30, 1996           October 31, 1996
                                                                              --------------           ----------------
Current Assets:
  Cash                                                                          $   204,171               $   200,489
  Accounts Receivable, less allowance for uncollectible
     accounts of $175,179 in 1996, $175,179 at October 31, 1996                     220,082                   247,082
  Income tax receivable                                                              87,214                    87,214
  Note receivable from stockholder, net of allowance of $185,000                     25,000                    25,000
  Inventory                                                                          34,274                    34,293
  Other current assets                                                               40,557                    43,579
                                                                                -----------               -----------
                                                     Total current assets           611,298                   637,657
                                                                                -----------               -----------
Property & Equipment:
  Property & equipment, net of accumulated
    depreciation of $318,693 in 1996, $390,447 in second quarter                    582,423                   481,010
                                                                                -----------               -----------
Other Assets:
  Goodwill, net of accumulated amortization                                       1,975,691                   572,751
  Intangible assets, net of amortization                                                                      845,734
  Covenent not to compete net of amortization                                                                 255,000
  Note receivable                                                                                             415,000
  Note receivable, related party                                                     15,000                    28,000
  Deferred compensation                                                             900,000                   900,000
  Other                                                                               3,563                       ---
                                                                                -----------               -----------
                                                       Total other assets         2,894,254                 3,016,485
                                                                                -----------               -----------
                                                                                $ 4,087,975               $ 4,135,152
                                                                                ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities :
  Notes payable                                                                 $   376,625               $   376,625
  Accounts payable                                                                1,375,407                 1,908,369
  Accrued product returns                                                               ---                    20,224
  Taxes payable                                                                         ---                    19,468
  Other accrued expenses                                                            793,787                   164,610
  Note payable, current portion                                                      22,400                    22,400
                                                                                -----------               -----------
                                                Total current liabilities         2,568,219                 2,511,696
                                                                                -----------               -----------
Non-current Liabilities:
  Note Payable, long-term                                                            33,816                    33,260
  Due to stockholder                                                                                            7,942
                                                                                -----------               -----------
                                                     Total long term debt            33,816                    41,202
                                                                                -----------               -----------

                                                                                  2,602,035                 2,552,898
                                                                                -----------               -----------
Stockholder's Equity:
  Common stock, $0.16 par value, 25,000,000 shares authorized;
    issued and outstanding, 296,476 in 1996 and 1,327,989 at October 31, 1996        47,437                   207,437
  Additional paid-in capital                                                     12,165,455                12,505,455
  Accumulated deficit                                                            (7,951,952)               (8,355,638)
                                                                                -----------               -----------
                                                                 Subtotal         4,260,940                 4,357,254
  Less Common stock subscribed                                                   (2,775,000)               (2,775,000)
                                                                                -----------               -----------
                                               Total Stockholder's equity         1,485,940                 1,582,254
                                                                                -----------               -----------
                                                                                $ 4,087,975               $ 4,135,152
                                                                                ===========               ===========

                   ADVANTAGE LIFE PRODUCTS, INC. SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (Unaudited)
                                                                                 Quarter
                                                             Year ended           Ended
                                                           April 30, 1996    October 31, 1996
                                                           --------------    ----------------
REVENUES:
  Sales                                                     $  5,530,245         $        0
  Returns and allowances                                        (807,042)                 0
                                                            ------------         ----------
                                        Total Revenues         4,723,203                  0
                                                            ------------         ----------

COSTS AND EXPENSES:
  Cost of goods sold                                           2,894,693                  0
  Selling, general, and administrative                         4,963,715            237,993
                                                            ------------         ----------
                              Total costs and expenses         7,858,408            237,993
                                                            ------------         ----------

LOSS FROM OPERATIONS                                          (3,135,205)          (237,993)
                                                            ------------         ----------

OTHER INCOME (EXPENSE):
  Loss on disposition of assets                                                           0
  Other income                                                (1,099,892)
  Write-off of goodwill                                       (1,000,000)
                                                            ------------         ----------
                         Total other income (expense)         (2,099,892)                 0
                                                            ------------         ----------

LOSS BEFORE INCOME TAXES                                      (5,235,097)          (237,993)

INCOME TAX PROVISION                                                 800
                                                            ------------         ----------

NET LOSS                                                    $ (5,235,897)        $ (237,993)
                                                            ============         ==========

LOSS PER COMMON SHARE                                       $     (21.30)        $    (0.28)
                                                            ============         ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             245,807            838,859
                                                            ============         ==========

                   ADVANTAGE LIFE PRODUCTS, INC SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Year    For the Quarter
                                                                                              Ended            Ended
                                                                                         April 30, 1996   October 31, 1996
                                                                                         --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $ (5,235,097)      $ (403,686)
    Adjustments to reconcile net
      loss to net cash used
      in operating activities:
        Depreciation and amortization                                                        1,224,471          391,922
        Provision (benefit) for allowance
          for uncollectible                                                                    248,025
        Non-cash charges & other                                                             5,132,027
        Changes in operating assets and liabilities:
             Accounts receivable                                                              (139,243)         (27,000)
             Inventory                                                                         146,575              (19)
             Prepaid expenses and other                                                        (60,962)             541
             Other accrued expenses                                                             17,209         (589,485)
             Note payable                                                                     (370,000)
             Accounts payable                                                                 (895,296)         532,962
                                                                                          ------------       ----------

                              Net cash provided by (used in) operating activities               67,709          (94,765)
                                                                                          ------------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from stockholder                                                              15,000          (13,000)
  Cash received from sale of stock                                                             200,000           85,000
  Capital expenditures                                                                        (152,233)
                                                                                          ------------       ----------

                                        Net cash provided by investing activities               62,767           72,000
                                                                                          ------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on note payable                                                            (49,899)            (556)
  Disposition of equipment                                                                                       11,697
  Due to stockholder                                                                                              7,942
  Issuance of note payable                                                                      40,056
                                                                                          ------------       ----------

                                         Net cash provided by financing activities              (9,843)          19,083
                                                                                          ------------       ----------

NET CHANGE IN CASH                                                                             120,633           (3,682)

CASH, BEGINNING OF YEAR, QUARTER                                                                83,538          204,171
                                                                                          ------------       ----------

CASH, END OF YEAR, QUARTER                                                                $    204,171       $  200,489
                                                                                          ============       ==========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned. thereunto duly authorized.

                         ADVANTAGE LIFE PRODUCTS, INC.




Dated: 01/17/97                         By: /s/ Alan S. Lipstein
      --------------                       -------------------------------------
                                           Alan S. Lipstein, President




In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                     Capacity                        Date
------------------------       --------------------------            --------


  /s/ Alan S. Lipstein         President, Chief Executive            01/17/97
------------------------       Officer, Chief Financial              --------
    Alan S. Lipstein           and Accounting Officer and
                               Director