Form 10QSB
period 1997-01-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1997-04-16
CIK 824840

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended January 31, 1997
                                      ------------------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT
       For the transition period from                   to
                                      ------------------  ----------------------



                         Commission File No. 0-17414
                                             -------

                        ADVANTAGE LIFE PRODUCTS, INC.
--------------------------------------------------------------------------------
               (Name of Small Business Issuer in Its Charter)


                Delaware                                    33-0213733
----------------------------------------          ------------------------------
    (State of Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)


1509 S. Florida Ave. Suite 3, Lakeland, Florida 33803
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)


                                 (941)686-2621
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         13902 N. Dale Mabry Highway, Suite 119, Tampa, Florida, 33618
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last year.)

Check whether the issuer: (1 filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes     X       No
                                   ---------      ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 7, 1997, the Company had 10,898,497 shares of Common Stock outstanding, $0.16 par value.


--------------------------------------------------------------------------------
10-QSB Report for the Period Ended January 31, 1997                 Page 1 of 14

                        ADVANTAGE LIFE PRODUCTS, INC.
                                  UNAUDITED
                                BALANCE SHEET
                               JANUARY 31, 1997

--------------------------------------------------------------------------------

                                       ASSETS
CURRENT ASSETS:
 Cash                                                                             $    10,585
 Note Receivable                                                                    2,400,000
 Accounts receivable                                                                    6,862
 Inventory                                                                              2,043
 Other current assets                                                                  37,189
                                                                                  -----------
  Total current assets                                                              2,456,679


 Deferred compensation                                                                900,000
                                                                                  -----------
     TOTAL ASSETS                                                                 $ 3,356,679
                                                                                  ===========
                     LIABILITIES  AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable and amounts due individuals                                         $   483,625
 Accounts payable                                                                     419,413
 Accrued Royalties                                                                    518,696
 Other accrued expenses                                                               153,198
                                                                                  -----------
     TOTAL CURRENT LIABILITIES                                                      1,574,932
                                                                                  -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 1,250,000 authorized
 Common stock, $0.16 par value; 25,000,000 shares authorized; 11,598,497 shares
  issued and outstanding                                                            1,855,760
 Additional paid in capital                                                        20,450,331
 Accumulated deficit                                                              (14,834,344)
 Common Stock Subscribed                                                           (5,690,000)
                                                                                  -----------
     TOTAL STOCKHOLDERS' EQUITY                                                     1,781,747
                                                                                  -----------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 3,356,679
                                                                                  ===========

                      See notes to financial statements.



--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                    Page 2 of  14

                         ADVANTAGE LIFE PRODUCTS, INC.
                                   UNAUDITED
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                         -----------------------------------------------------
                                           1/31/97        1/31/96        1/31/97      1/31/96
                                         ------------  -----------   -----------   -----------

REVENUES:
 Revenues                                $         0   $ 1,062,788   $     1,225   $ 5,190,802
 Returns and allowances                                   (180,122)      (16,973)     (756,073)
                                         ------------  -----------   -----------   -----------
NET REVENUES                                       0       882,666       (15,748)    4,434,729

COST AND EXPENSES:
 Cost of Sales                                     0       667,547         9,659     2,660,435
 Selling and general and administration      713,000     1,359,496     1,160,533     5,267,125
                                         -----------   -----------   -----------   -----------
OPERATING LOSS                              (713,000)   (1,144,377)   (1,185,940)   (3,492,831)

OTHER INCOME (EXPENSES):
 Other income (expense)                                    (20,833)       (2,727)       67,174
 Write-off  of goodwill                   (3,354,015)            -    (3,354,015)   (1,000,000)
                                         -----------   -----------   -----------   -----------

NET LOSS                                 $(4,067,015)  $(1,165,210)  $(4,542,682)  $(4,425,657)
                                         ===========   ===========   ===========   ===========

NET LOSS PER SHARE                       $     (1.22)  $     (3.93)  $     (2.98)  $    (25.20)
                                         ===========   ===========   ===========   ===========

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        3,337,628       296,476     1,522,611       175,606
                                         ===========   ===========   ===========   ===========




                      See notes to financial statements.



--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 3 of 14

                        ADVANTAGE LIFE PRODUCTS, INC.
                                  UNAUDITED
                      STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                 Common Stock                      Common
                           ----------------------     Paid in       Stock       Accumulated
                              Shares         $        Capital    Subscribed       Deficit
                           ----------------------  -----------  -----------   -------------
Balance, April 30, 1996       296,476  $   47,437  $16,707,654  $(2,775,000)  $(10,291,662)

Adjustment to
 opening balance                2,021         323         (323)
Common shares issued:
 Purchased                  5,300,000     848,000    1,703,000
 Common stock subscribed    6,000,000     960,000    2,040,000   (2,915,000)
Net loss                            -           -            -            -     (4,542,682)
                           ----------  ----------  -----------  -----------   ------------

Balance, January 31, 1997  11,598,497  $1,855,760  $20,450,331  $(5,690,000)  $(14,834,344)
                           ==========  ==========  ===========  ===========   ============






                      See notes to financial statements.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 4 of 14

                        ADVANTAGE LIFE PRODUCTS, INC.
                                  UNAUDITED
                           STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                    NINE MONTHS ENDED
                                            ------------------------------
                                               1/31/97            1/31/96
                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $(4,542,682)       $(4,425,657)
Adjustments to reconcile net income to
net cash :
  Depreciation and amortization                 391,922          1,723,183
Non-cash charges and other                    3,000,433          1,594,998
Decrease in receivables and current assets       31,475          1,365,362
Decrease in inventories                                            213,746
Increase (decrease) in accounts payable           1,800           (703,978)
Decrease in other current liabilities          (101,090)          (127,593)
                                            -----------        -----------
   Net cash used in operating activities     (1,218,142)          (359,939)
                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received from acquisition                                     325,000
Note receivable
Additions to fixed assets - net                                    (75,529)
                                            -----------        -----------
   Net cash used in investing activities              0            249,471
                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock          651,000
Proceeds from notes payable                     477,000             66,309
Repayment of notes payable                                         (64,561)
Advances to affiliates                                             128,806
                                            -----------        -----------
   Net cash provided by financing activities  1,128,000            130,554
                                            -----------        -----------
NET INCREASE (DECREASE) IN CASH                 (90,142)            20,086

CASH, BEGINNING OF PERIOD                       100,727             83,538
                                            -----------        -----------
CASH, END OF PERIOD                         $    10,585        $   103,624
                                            ===========        ===========




                      See notes to financial statements.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 5 of 14

                         ADVANTAGE LIFE PRODUCTS, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - GENERAL
----------------

The financial statements of Advantage Life Products, Inc. ("Advantage Life" or the "Company") as of January 31, 1997 and for the three and nine months then ended are unaudited and, in the opinion of Advantage Life, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the April 30, 1996 Audited Financial Statements. All such adjustments made were of a normal recurring nature. The Company's significant accounting policies are described in the notes to the April 30, 1996 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.

In mid-1995, Advantage Life entered into an agreement and plan of merger under which Environmental Professionals, Inc. ("Environmental Professionals"), a New Jersey based environmental services firm would merge with Advantage Acquisition, Inc., a newly formed acquisition subsidiary of Advantage Life.
The surviving entity would be Environmental Professionals. Environmental Professionals provided various environmental remediation services to industrial clients, major oil companies and environmental consultants. In May 1996, as the result of the insolvency of a major customer, and Environmental Professionals' inability to obtain other sources of funding, Environmental Professionals was unable to meet its current obligations and, ceased operations. Environmental Professionals had pledged vehicles on loans to a bank, and in addition, had pledged all other assets, including its accounts receivable and tangible and intangible assets on a line of credit to the same bank. The bank filed an action and took possession of the Environmental Professionals assets, and a Statutory Receiver was appointed in August of 1996. In light of the fact that Advantage Life does not have control of Environmental Professionals, and due to the fact that it is a non-operating subsidiary, management has decided to deconsolidate Environmental Professionals.

On February 21, 1997 Richard J. Diamond was appointed President and Chief Executive Officer and Donald R. Mastropietro was appointed Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of Advantage Life. Mr. Diamond and Mr. Mastropietro, in an effort to timely file this Form 10QSB, have prepared this Form 10QSB with limited information provided by the former Chief Financial Officer of Advantage Life. It is the intention of Mr. Diamond and Mr. Mastropietro to continue the due diligence process in preparation for the April 30, 1997 financial audit and Form 10KSB, and will amend this Form 10QSB if any substantive changes or corrections arise from the aforementioned due diligence.

NOTE B - COMMON & PREFERRED STOCK
---------------------------------

COMMON STOCK -   The Company has authorized 25,000,000 shares of common stock at $0.16 par value. As of January 31, 1997, 11,598,497 common shares were issued and outstanding.

In October 1994, Advantage Life effected a 1 for 3 reverse stock split. In August 1995, Advantage Life effected a 1 for 20 reverse stock split, and on the same date effected a 100% stock dividend. On June 24, 1996, Advantage Life effected a 1 for 20 reverse stock split. All common stock transactions have been retroactively restated for all periods presented as a result of these reverse stock splits and stock dividends.

In June 1996, Advantage Life issued 455 post-split shares to various shareholders to adjust for the 1 for 20 reverse stock split of June 24, 1996. In July 1996, Advantage Life entered into a Capital Stock Purchase Agreement for the sale of 300,000 post-split shares to Vietri Investments, Ltd. ("Vietri"), an unrelated entity, for a promissory note in the principal amount of $150,000 which matures August 31, 1997. The shares related to this transaction shall be held by Advantage Life as collateral for the promissory note. The issuance of common stock and the corresponding note receivable has been classified as common stock subscribed in the Stockholders' Equity section of



--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 6 of 14
the accompanying Financial Statements as of January 31, 1997. In August 1996, Advantage Life entered into a Capital Stock Purchase Agreement for the sale of 5,000,000 post-split shares to Cimtran, Ltd. ("Cimtran"), an unrelated entity, for a total consideration of $2,500,000. Under the terms of the Capital Stock Purchase Agreement, Advantage Life was to receive $100,000 in cash and a promissory note from Cimtran in the principal amount of $2,400,000 which matured August 31, 1997. This Capital Stock Purchase Agreement was subsequently rescinded. In October 1996, Advantage Life entered into a Capital Stock Purchase Agreement for the sale of 1,000,000 post-split shares to Vietri Investments, Ltd. for a total consideration of $500,000. Under the terms of this Capital Stock Purchase Agreement, Advantage Life received $85,000 in cash and a promissory note from Vietri in the principal amount of $415,000 which matures August 31, 1997. The shares related to this transaction shall be held by Advantage Life as collateral for the promissory note. The issuance of common stock and the corresponding note receivable has been classified as common stock subscribed in the Stockholders' Equity section of the accompanying Financial Statements as of January 31, 1997.

During the third quarter Advantage Life issued shares pursuant to a Capital Stock Purchase Agreement for the sale of 5,000,000 post-split shares to Alan Lipstein ("Lipstein"), for a total consideration of $2,500,000. Under the terms of this Capital Stock Purchase Agreement, Advantage Life received $100,000 in cash and a promissory note from Lipstein in the principal amount of $2,400,000 which matures August 31, 1997. The shares related to this transaction shall be held by Advantage Life as collateral for the promissory note. Based upon the receipt of Lipstein's personal financial statement, the corresponding promissory note has been classified as a note receivable in the Current Assets section of the accompanying Financial Statements as of January 31, 1997.

During the third quarter Advantage Life issued shares pursuant to a Capital Stock Purchase Agreement for the sale of 5,000,000 post-split shares to Gerald Norton ("Norton"), for total consideration of $2,500,000. Under the terms of this Capital Stock Purchase Agreement, Advantage Life received a promissory note from Norton in the principal amount of $2,500,000 which matures August 31, 1997. The shares related to this transaction shall be held by Advantage Life as collateral for the promissory note. The issuance of common stock and the corresponding note receivable has been classified as common stock subscribed in the Stockholders' Equity section of the accompanying Financial Statements as of January 31, 1997.

On February 21, 1997, Advantage Life and its newly formed acquisition subsidiary, Advantage Life Acquisition One, Inc. ("Advantage Life Acquisition"), entered into an Agreement and Plan of Reorganization (the "Agreement") by and among Advantage Life and its subsidiary, Advantage Life Acquisition and Channel America Broadcasting, Inc. and its subsidiary, Technology Holdings, Inc. ("Technology Holdings"), Vietri Investments, Ltd., Roscom, Ltd., Lipstein and Norton to acquire 100% of the issued and outstanding stock of Technology Holding's subsidiary, Treasure Rockhound Ranches, Inc. ("Treasure Rockhound") for 6,000,000 post-split shares of Advantage Life's restricted common stock, a note payable to Technology Holdings for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings totaling approximately $658,000. In conjunction with this Agreement, Vietri Investments, Ltd., Roscom, Ltd., Lipstein and Norton returned to Advantage Life a total of 6,700,000 post-split shares of the Company's common stock in return for forgiveness of all indebtness owed to Advantage Life by Vietri Investments, Ltd., Roscom, Ltd., Lipstein and Norton. Also in conjunction with this Agreement, Advantage Life agreed to sell Lipstein or his assigns a total of 5,000,000 shares of Advantage Life's Series A Preferred Stock for $1.00 per share.

As of March 26, 1997, 10,898,497 common shares are issued and outstanding.

PREFERRED STOCK - The Company has authorized 1,250,000 shares of preferred
stock at no par value.   Without the approval of the stockholders, the
Company's Board of Directors has the power to designate and issue classes of preferred stock and determine the rights and preferences of each class of the preferred stock. The rights and preferences of the preferred stock so determined may adversely affect the voting power and dividends of the common stock. As of April 30, 1996, no preferred shares were issued and outstanding. During the nine month period ended January 31, 1997, the Company's Board of Directors approved the issuance of 1,000,000 preferred shares. As of January 31, 1997, no preferred shares have been issued.



--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 7 of 14

SERIES A PREFERRED STOCK- The Board of Directors has established this series with 1,250,000 shares authorized, no par value.

The Series A Preferred Stock has no voting rights except as provided by operation of law, is not convertible into common stock, shall be entitled to receive dividends as declared by the Board of Directors and is redeemable by the Company.

On February 21, 1997 Advantage Life sold 1,000,000 shares of Series A Preferred Stock to Advantage Holdings, Inc., an unrelated entity, owned by Advantage Life's former President and Chairman of the Board, Alan Lipstein, in exchange for a promissory note totaling $1,000,000, the principal of which is payable in three equal annual installments beginning February 22, 1998. Interest, at an annual rate of 8% shall be payable on the outstanding principal balance of the promissory note on a quarterly basis, and the preferred shares shall be held by Advantage Life as collateral for the transaction. Advantage Holdings, Inc. also has an option to acquire an additional 4,000,000 shares of preferred stock for a purchase price of $1.00 per share, upon an increase of Advantage Life's authorized preferred stock from 1,250,000 to 25,000,000 preferred shares.

NOTE C - ACQUISITION OF TREASURE ROCKHOUND RANCHES, INC.
--------------------------------------------------------

On February 21, 1997, Advantage Life and its newly formed subsidiary, Advantage Life Acquisition, entered into an Agreement and Plan of Reorganization by and among Advantage Life and its subsidiary, Advantage Life Acquisition and Channel America Broadcasting, Inc. and its subsidiary, Technology Holdings to acquire 100% of the issued and outstanding stock of Technology Holding's subsidiary, Treasure Rockhound for 6,000,000 shares of Advantage Life's restricted common stock, a note payable to Technology Holdings for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings totaling approximately $658,000. In conjunction with this Agreement, Vietri Investments, Ltd., Roscom, Ltd., Lipstein and Norton returned to Advantage Life a total of 6,700,000 post-split shares of the Company's common stock, in return for forgiveness of all indebtness owed to Advantage Life by Vietri Investments, Ltd., Roscom, Ltd., Lipstein and Norton. Also in conjunction with this Agreement, Advantage Life agreed to sell Lipstein or his assigns a total of 5,000,000 shares of Advantage Life's Series A Preferred Stock for $1.00 per share. The primary business of Treasure Rockhound is owning and operating recreational resorts and recreational vehicle ("RV") campgrounds located across the United States. Treasure Rockhound, in business since 1974, operates through its private membership organization, Camper Ranch Club of America ("Camper Ranch Club"), offering its members six recreational resorts located in Arizona, New Mexico and Texas. Treasure Rockhound owns approximately 5,100 acres and leases approximately 12,000 other acres from individuals, states and the federal government. Camper Ranch Club has a total membership of over 8,500 with 5,300 active dues-paying members.

Advantage Life will assume the debts, liabilities and obligations of Treasure Rockhound set forth on the balance sheet of Treasure Rockhound contained in the Reorganization Agreement in the same manner as if Advantage had itself incurred them (See Note D- Proforma Financial Information).

The executive officers of Advantage Life, after the effective date of the Reorganization Agreement are: Richard J. Diamond, President and Chief Executive Officer and Donald R. Mastropietro, Vice President of Finance, Chief Financial Officer, Treasurer, and Secretary.

NOTE D- PROFORMA FINANCIAL INFORMATION
--------------------------------------

For financial reporting purposes, the acquisition of Treasure Rockhound was accounted for as a reverse purchase acquisition under which the companies are recapitalized to include the historical financial information of Treasure Rockhound and the assets and liabilities of Advantage Life revalued to reflect the market value of Advantage Life's outstanding shares. To more clearly reflect the effect of the acquisition for financial reporting purposes, management has elected to include a Condensed Proforma Balance Sheet dated January 31, 1997 and a Condensed Proforma Statement of Operations for the nine months ended January 31, 1997 for Advantage Life.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 8 of 14

The Condensed Proforma Balance Sheet shown below includes the accounting for the reverse purchase acquisition of Treasure Rockhound.


                        ADVANTAGE LIFE PRODUCTS, INC.
                              CONDENSED PROFORMA
                                BALANCE SHEET
                               JANUARY 31, 1997



                Current assets                          $718,000
                Property & equipment-net               1,729,000
                Unamoritzed goodwill                   1,569,000
                                                      ----------

                 Total assets                         $4,016,000
                                                      ==========

                Current liabilities                   $1,138,000
                Long-term debt                           774,000
                                                      ----------
                 Total liabilities                     1,912,000
                                                      ==========

                Preferred stock                        1,000,000
                Common stock                           1,206,000
                Accumulated deficit                     (102,000)
                                                      ----------
                 Total stockholders' equity            2,104,000
                                                      ----------

                 Total liabilities and stockholders'
                 equity                               $4,016,000
                                                      ==========



The Condensed Proforma Statement of Operations shown below for the nine months ended January 31, 1997 has been prepared as if Advantage Life and Treasure Rockhound had been acquired as of May 1, 1996, adjusted to reflect an increase in amortization resulting from goodwill recorded in the transaction.


                        ADVANTAGE LIFE PRODUCTS, INC.
                              CONSENSED PROFORMA
                           STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED JANUARY 31, 1997



                        Revenue              $  599,000
                        Cost and expenses     1,451,000
                                             ----------
                        Loss from operation    (852,000)

                        Other expenses          (23,000)
                                             ----------

                        Net loss             $ (875,000)
                                             ==========



--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                     Page 9 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

GENERAL OVERVIEW
----------------

Advantage Life was organized under the laws of the State of Colorado in 1986, and subsequently reorganized as a Delaware corporation in 1994.

In 1993, Advantage Life acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately owned, New York based cosmetics marketing company. In 1994, Lasting Cosmetics entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") for the distribution of a certain product via infomercials. Due to difficulties with the airing of the infomercials (see Legal Proceedings), Advantage Life attempted to sell the product directly to salons via direct marketing methods in early 1995. When direct marketing failed, the Company discontinued this operation and is currently in the process of winding up the affairs of Lasting Cosmetics.

In September 1996, Advantage Life acquired all of the assets of Universal Mica Furniture, Inc. ("Universal Mica"), a retail home furniture store in Farmingdale, New York. Advantage Life paid $2,000,000 to Universal Mica by issuing 480,000 shares of its common stock and its promissory note in the original principal amount of $800,000 (the "Universal Mica Note"). In January 1997, this acquisition was rescinded, and the common stock of Advantage Life and the Universal Mica Note were returned to Advantage Life.

On February 21, 1997 Advantage Life and its newly formed acquisition subsidiary Advantage Life Acquisition entered into an Agreement and Plan of Reorganization (the "Agreement") by and among Advantage Life, Advantage Life Acquisition, Channel America Broadcasting, Inc. and Technology Holdings, a wholly owned subsidiary of Channel America Broadcasting, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding's wholly owned subsidiary, Treasure Rockhound. To acquire Treasure Rockhound, Advantage Life paid Technology Holdings, Inc. 6,000,000 shares of Advantage Life's restricted common stock, a promissory note payable for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings, Inc. totaling approximately $658,000. Treasure Rockhound owns and operates six RV parks and campgrounds in three Southwestern states. (See Note C- Acquisition of Treasure Rockhound Ranches, Inc.)

PLAN OF OPERATIONS
------------------

The only operating revenues that Advantage Life currently receives are those generated by Treasure Rockhound, Advantage Life's newly acquired, wholly owned subsidiary. It is the intention of Advantage Life to expand its RV parks and campground operation by increasing Treasure Rockhound's marketing efforts and by acquiring addition RV parks and campgrounds to add to its base of operation. Treasure Rockhound has had several conversations with potential acquisition candidates, however, has no binding commitments to acquire said candidates. There can be no assurance given that Advantage Life will be able to successfully obtain the debt or equity funding necessary to expand the business of Treasure Rockhound or acquire additional RV parks and campgrounds, or if so acquired, successfully operate such RV parks and campgrounds at a profitable level.

RESULTS OF OPERATIONS
---------------------

Following is a discussion of Advantage Life's results of operations for the three month and nine month period ended January 31, 1997 and 1996. Advantage Life's net loss increased from $1,165,000 during the three months ended January 31, 1996 to $4,067,000 for the same period ended January 31, 1997. Advantage Life's net loss increased from $4,426,000 during the nine months ended January 31, 1996 to $4,543,000 for the same period ended January 31, 1997. Such changes are attributed to discontinuance of operations of both Lasting Cosmetics and Environmental Professionals and the settlement of disputes over employment agreements with three former employees.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                    Page 10 of 14

Net revenues for the nine months ended January 31, 1997 were $(16,000) compared to $4,435,000 for the same period ended January 31, 1996, while net revenues for the three months ended January 31, 1997 were zero compared to $883,000 for the same period ended January 31, 1996. This significant reduction in revenues is a direct result of Advantage Life's decision to discontinue operation of its two subsidiaries, Lasting Cosmetics and Environmental Professionals.

Cost of sales and selling, general and administrative for the nine months ended January 31, 1997 were $1,171,000 compared to $2,027,000 for the same period ended January 31, 1996, while cost of sales and selling, general and administrative for the three months ended January 31, 1997 were $713,000 compared to $7,928,000 for the same period ended January 31, 1996. This significant reduction in expenses is a direct result of Advantage Life's decision to discontinue operation of its two subsidiaries, Lasting Cosmetics and Environmental Professionals, and the settlement of disputes over employment agreements with three former employees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Advantage Life has incurred operational losses for years ended April 30, 1995 and 1996 and for the nine months ended January 31, 1997 of $1,665,000, $6,466,000, and $4,543,000, respectively, which have adversely reduced Advantage Life's liquidity and capital resources. The Company anticipates that operational losses for the year ended April 30, 1997 will be significantly reduced based on the Company's acquisition of Treasure Rockhound (See Note C-Acquisition of Treasure Rockhound Ranches, Inc. and Note D- Proforma Financial Information). In addition, Advantage Life's new acquisition, Treasure Rockhound will require addition capital infusion to expand its base business and acquire additional RV parks and campgrounds. The future success of Advantage Life will depend upon management's ability to attain and maintain profitable operations, to obtain favorable financing arrangements and to raise additional capital. Advantage Life's subsidiary Treasure Rockhound principally meets its operational cashflow requirements from membership dues, new membership sales and its RV campground operations. However, Advantage Life does not currently meet its operational cashflow requirements, and anticipates losses for year ended April 30, 1998 of approximately $600,000.

Advantage Life has sought to raise capital to expand its business operations by the sale of its common and preferred stock. On February 21, 1997 Advantage Life has sold 1,000,000 shares of Series A Preferred Stock to Advantage Holdings, Inc., an unrelated entity, owned by Advantage Life's former President and Chairman of the Board, Alan Lipstein, in exchange for a promissory note totaling $1,000,000. Advantage Holdings, Inc. also has an option to acquire an additional 4,000,000 shares of preferred stock for a purchase price of $1.00 per share upon an increase of Advantage Life's authorized preferred stock from 1,250,000 to 25,000,000 authorized preferred shares.

Advantage Life's cash requirements are expected to be obtained from the proceeds of the issuance of its securities. The timing and nature of the proposed sale of Advantage Life's debt or equity securities are uncertain as Advantage Life has not yet received a commitment from a broker-dealer to underwrite the sale of its securities. While Advantage Life is negotiating with several broker-dealers to underwrite the sale of its securities, there can be no assurance given that Advantage Life will be successful in negotiating an acceptable agreement with a broker-dealer. If Advantage Life is unable to reach an agreement with a broker-dealer to underwrite its securities, Advantage Life will likely attempt to sell its securities without the assistance of a broker-dealer.

Advantage Life's subsidiary, Treasure Rockhound principally meets its cash requirements from operating cash flows. Management anticipates making improvements to properties in this subsidiary. These improvements will be funded using cash flows from operations and/or bank borrowings.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                    Page 11 of 14

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
-------   ----- ------------

The Company and its subsidiaries are defendants in various legal actions which arise in the normal conduct of business. In addition, the Company is a party in the following legal proceedings:

     a. [Advantage Life Products, Inc. and Lasting Cosmetics, Inc., a Delaware Corporation v. Michael Ackerman and Lasting Cosmetics, Inc., a New York Corporation, Case No. 730085 filed in Orange County Superior Court on May 23, 1994.] A judgment was entered against Advantage Life in the approximate amount of $400,000 in July 1996. This judgment was entered against Advantage Life after its counsel withdrew and Advantage Life intends to attempt to have this judgment overturned. Additionally, Advantage Lie has begun negotiations with Mr. Ackerman's counsel to settle the judgment at a considerable discount.

     b. [More Direct Response, Inc., a California Corporation v. Advantage Life Products, Inc. Case No. 739343, filed December 1, 1994.] A default judgment was entered against Advantage Life in this matter in the amount of $458,000 in June 1996. This judgment was entered against Advantage Life after its counsel withdrew and Advantage Life intends to attempt to have this judgment overturned. Additionally, Advantage Life intends to settle the judgment at a considerable discount.

     c. [Feldsott, Lee & Feinberg v. Advantage Life Products, Inc., Case No. 771103 filed in Orange County Superior Court.] Feldsott, Lee & Feinberg filed a lawsuit against Advantage Life for the collection of attorney fees in the approximate amount of $78,000. Advantage Life has not obtained counsel to represent it in this matter and, in all likelihood, the plaintiffs will obtain default judgment in this matter.

     d. There are various lawsuits against Environmental Professionals, however, Environmental Professionals will be an inactive subsidiary of Advantage Life and it is the opinion of management that the claims that any creditor has against Environmental Professionals will not permit that creditor to obtain any relief against Advantage Life.


ITEM 2.  CHANGES IN SECURITIES.
------   ----------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
-------  -----------------

None.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                    Page 12 of 14

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K
-------  -----------------------------

(A)  EXHIBITS




EXHIBIT #   DESCRIPTION OF DOCUMENT
---------  -----------------------------------------------------------
 3.01      Agreement and Plan of Reorganization by and among Advantage
           Life Products, Inc., Advantage Life Acquisition One, Inc.,
           Treasure Rockhound Ranches, Inc., Technology Holdings, Inc., Channel
           America Broadcasting, Inc., Alan Lipstein, Gerald Norton, Vietri
           Investments and Roscom Limited, dated February 21, 1997 (a)


 27        Financial Data Schedule (for SEC use only)



(B) REPORTS ON FORM 8-K

     A report on Form 8-K was filed on April 10, 1997, reporting events occurring February 21, 1997 reporting the acquisition of Treasure Rockhound.



------------------
     (a) Filed as an Exhibit to a Report on Form 8-K reporting events occurring February 21, 1997.





--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                    Page 13 of 14

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ADVANTAGE LIFE PRODUCTS, INC.
                                          --------------------------------------
                                          (Registrant)




Date           April 15, 1997             /s/  Richard. J. Diamond
    ---------------------------------     --------------------------------------
                                          Richard J. Diamond
                                          Chairman, President &
                                          Chief Executive Officer


Date           April 15, 1997             /s/  Donald R. Mastropietro
    ---------------------------------     --------------------------------------
                                          Donald R. Mastropietro
                                          Vice President of Finance &
                                          Chief Financial Officer





--------------------------------------------------------------------------------
10-QSB Report for Period Ended January 31, 1997                    Page 14 of 14