Form 10KSB/A
period 1996-04-30
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1997-06-13
CIK 824840

                   U.S. SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                                  FORM 10-KSB/A

(Mark One)


         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the fiscal year ended April 30, 1996.

         [  ]     Transition report under Section 13 or 15(d)of the
                  Securities Exchange Act of 1934

                  For the transition period from               to          .
                                                --------------    ---------

                        Commission File No.: 0-17414


                        ADVANTAGE LIFE PRODUCTS, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in Its Charter)

           Delaware                                         33-0213733
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


1509 S. Florida Ave., Suite 3
Lakeland, Florida                                               33803
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)


13902 N. Dale Mabry Highway, Suite 119

             Tampa, Florida                                     33618

-----------------------------------------------               ----------
(Former Address of Principal Executive Offices)               (Zip Code)

                                 (941) 686-2621

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

                                Common Stock
                              ----------------
                              (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
    --------        -------

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


         The number of shares outstanding of the issuer's common stock, as of September 9, 1996, was 596,476 shares.

                                   PART I


ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT


         Advantage Life Products, Inc. ("Advantage Life", or the "Company") was organized under Colorado law on June 19, 1986, under the name Advantage Video, Inc. The Company changed its name on October 10, 1989 to "Advantage Life Products, Inc." and continues to do business under that name. On July 1, 1993, the Company acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately held, New York based cosmetics marketing company. See "Business of Advantage Life - Lasting Cosmetics". On August 22, 1994, the Company reorganized as a Delaware corporation. On July 6, 1995, the Company formed a new subsidiary, Advantage Acquisition, Inc. ("Advantage Acquisition"), a New Jersey corporation, for the purpose of acquiring the assets of Environmental Professionals, Inc. ("Environmental Professionals"). At the time of the Environmental Professionals acquisition, the Company formed a new wholly owned subsidiary for the purpose of owning, operating and managing the business conducted by Advantage Life prior to the acquisition of Environmental Professionals. See "Business of Advantage Life - Environmental Professionals".


         Effective as of September 6, 1996, the Company acquired all of the assets of Universal Mica Furniture, Inc. ("Universal Mica"), a retail home furniture store located in Farmingdale, New York. The Company agreed to pay $2,000,000 to Universal Mica for the assets of Universal Mica by agreeing to issue 480,000 shares of the Company's common stock and the Company's promissory note in the original principal amount of $800,000 (the "Universal Mica Note"). The shares relating to this transaction have not been issued. The entire principal amount of the Universal Mica Note is due in one lump sum payment on August 31, 1999. Interest at the rate of 8% per annum, is payable on a monthly basis. The Universal Mica Note is secured by all of the assets that the Company acquired from Universal Mica.

         In September, 1996 the Company's executive offices were located at 13902 N. Dale Mabry Highway Suite 119, Tampa, Florida, 33618, and its telephone number was (813) 969-2002.


BUSINESS OF ADVANTAGE LIFE


         After the Environmental Professionals Acquisition in July 1995, the Company was engaged in two lines of business: (a) the development and marketing of consumer products, focusing on cosmetic, beauty and health products; and (b) the environmental remediation and waste removal business. Refer to Note 14, Segment Information, page F-20 of the accompaning consolidated financial statements and footnotes. The Company is in the process of discontinuing both of these businesses and, as a result of the Universal Mica acquisition, is now engaged in the retail furniture business.

         LASTING COSMETICS


                  As a result of the Lasting Cosmetics Acquisition during the Company's 1994 fiscal year, the Company began marketing a line of hair products, focusing the majority of its resources on distributing Secret HairTM through (1) direct response television via 30 minute infomercials, (2) select beauty salons, and (3) international sales channels. On May 9, 1994 the Company entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") of Palm Desert, California for the electronic media distribution of Secret Hair. Pursuant to the terms of the agreement, the Company and GRC would each receive 50% of the net profits from the sales of the Secret Hair product. Effective January 31, 1995, due to difficulties the Company experienced with GRC, the Company commenced airing the infomercial itself and began selling directly to salons via direct marketing methods. See "Legal Proceedings". GRC is a developer and distributor of infomercials. In May 1996, the Company decided to discontinue its "infomercial business" and is in the process of winding up the affairs of its "infomercial business".


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


                  Environmental Professionals was founded in October 1988, and since its activation has engaged in the business of disposing of environmentally sensitive waste. It provided various environmental remediation services to industrial clients, major oil companies and environmental consultants. These services consisted principally of four categories: environmental site remediation, drummed waste management, transportation and disposal of hazardous and non-hazardous waste materials, and groundwater treatment service and equipment supply. Environmental Professional's market area included New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania. In May 1996, the Company decided to discontinue its "environmental remediation business" and is in the process of winding up the affairs of its "environmental remediation business". Management is not aware of any liability that the Company may incur as a result of the violation of any environmental law.


         UNIVERSAL MICA


                  In September 1996, the Company acquired the assets of Universal Mica, a business that operates a retail home furniture store in Farmingdale, New York and intends to open two additional locations in the greater New York area during the next twelve months. Universal Mica, which does business under the tradename "Universal Modern Furniture", currently operates out of an 11,000 square foot showroom, which it leases.

         Principal Products. The Company, through its wholly owned subsidiary Universal Mica sells modern and traditional home furnishings.

         Competition. The retail home furniture business is intensely competitive and their are numerous competitors that have greater resources than the Company and Universal Mica. The Company and Universal Mica believes that it will be successful in implementing its business plan of expanding its home furnishing business in the greater New York area during the next twelve months.

         Employees. The Company and its subsidiaries currently have (7) seven full time employess. The Company currently has no full time employees, and its subsidiary Universal Mica has 7 full time employees.

         Proposed Expansion Plans of the Company and Universal Mica. Universal Mica contemplates expanding its business operations by acquiring additional retail outlets. Universal Mica's operations are currently limited to Long Island, New York area, however, it is Universal Mica's intention to expand by opening two additional stores in the next twelve months.




ITEM 2. PROPERTIES



         In September, 1996, the Company's principal offices were located at 13902 N. Dale Mabry Highway, Suite 119, Tampa, Florida 33618. These premises, comprising approximately 600 square feet, were leased by the Company under a two year lease at an annual lease rate of $7,920.


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


ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are defendants in various legal actions which arise in the normal conduct of business. In addition, the Company is a party in the following legal proceedings:

         a. Ackerman v. Advantage Life Products, Inc., Case No. 739547, filed on December 6, 1994, in the Orange County Superior Court. Ackerman asserted that the Company defaulted on a note and security agreement and sought recovery of damages and costs of approximately $360,000. . A judgment was entered against Advantage Life in the approximate amount of $360,000 in June 1996. This judgment was entered against Advantage Life after its counsel withdrew and Advantage Life intends to attempt to have this judgment overturned. Additionally, Advantage Life has begun negotiations with Mr. Ackerman's counsel to settle the judgment at a considerable discount.

         b. More Direct Response, Inc., a California Corporation v. Advantage Life Products, Inc., Case No. 739343, filed December 1, 1994. This is an action in the Orange County Superior Court by the Plaintiff alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Breach of Trust, Constructive Fraud, Fraud, Imposition and Enforcement of Constructive Trust. The action asserts that Regal Best, Inc., defaulted on a marketing agreement with Advantage Life, relative to the CigArrest product line which had previously been assigned to Regal Best, Inc., and Advantage Life had some ongoing obligations to More Direct Response, Inc., given Regal Best Inc.'s default. A default judgment was entered against Advantage Life in this matter in the amount of $458,000 in June 1996. This judgment was entered against Advantage Life after its counsel withdrew and Advantage Life intends to attempt to have this judgment overturned. Additionally, Advantage Life intends to settle the judgment at a considerable discount.

         c. Sherry Guimond, a pervious employee of the Company, brought an action against Advantage Life Products, Inc., Don Danks, Parker Dale, James Stapleton, Robert Fredericks, and George Carras, Case No. 740250, on December 21, 1994 in the Orange County Superior Court. Advantage Life settled this lawsuit and agreed to pay Ms. Guimond $85,000, $10,000 of which has been paid as of September, 1996. The balance is past due.


         d. Advantage Life Products, Inc. v. Guthy Renker Corporation; Tri-Star Products, Inc., Revlon Consumer Products Corporation; Revlon General Wig, Inc., American Telecast Corporation; First Class Marketing, Inc., case number BC127193 filed in Los Angeles Superior Court, Central District on May 4, 1995. The claims of Advantage Life against Guthy Renker have been dismissed with prejudice.


         e. Guthy Renker Corporation v. Advantage Life Products, Inc., and Don Danks, Cross Complaint filed June 16, 1995 in Los Angeles Superior Court, for Breach of Written Contract, Conversion, Negligent Misrepresentation, Bad Faith Denial of the Existence of a Contract, Dissolution and Accounting, False Designation or Origin and False Description, Rescission and Restitution, Defamation, Declaratory Relief, and Injunctive Relief. Guthy-Renker is seeking approximately $4,500,000 in damages and reimbursement from Advantage Life. Advantage Life believes the facts of which it has knowledge of will enable it to prevail on all claims from Guthy-Renker. Additionally, Advantage Life has begun negotiations with Guthy-Renker's counsel to settle this lawsuit.

         f. There are various lawsuits against Environmental Professionals, however, Environmental Professionals will be an inactive subsidiary of Advantage Life and it is the opinion of management that the claims that any creditor has against Environmental Professionals will not permit that creditor to obtain any relief against Advantage Life. Management is not aware of any liability that the Company may incur as a result of the violation of any environmental law.




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

                                   PART II


ITEM 5.  MARKET FOR ADVANTAGE COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol ADVT. The following table sets forth the high and low bid prices of the Company's common stock on The Nasdaq Small-Cap Market for each of the fiscal quarters indicated:

                                                   FISCAL QUARTER ENDED

                7/31/94       10/31/94        1/31/95     4/30/95      7/31/95      10/31/95      1/31/96      4/30/96

HIGH             $1.97          $3.19          $3.63        $2.38       $ .81          $6.00        $5.38        $1.06
LOW               1.12           1.31           1.63         0.66        0.31           1.75         0.69         0.38


         The stock prices referenced do not reflect the 1 for 20 reverse stock split on June 24, 1996. The stock prices referenced for fiscal quarter ended 7/31/94 does not reflect the 1 for 3 reverse stock split on October 20, 1994. All other referenced stock prices reflect this 1 for 3 reverse stock split. The stock prices referenced for fiscal quarters ended 7/31/94, 10/31/94, 1/31/95, and 7/31/95 do not reflect the 1 for 20 reverse stock split and 100% stock dividend on August 1, 1995. All other referenced stock prices reflect this 1 for 20 reverse stock split and 100% dividend.


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


GENERAL OVERVIEW

Advantage Life was organized under the laws of the State of Colorado in 1986, and subsequently reorganized as a Delaware corporation in 1994.

In 1993, Advantage Life acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately owned, New York based cosmetics marketing company. In 1994, Lasting Cosmetics entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") for the distribution of a certain product via infomercials. Due to difficulties with the airing of the infomercials, Advantage Life attempted to sell the product directly to salons via direct marketing methods in early 1995. When direct marketing failed, the Company discontinued this operation and is currently in the process of winding up the affairs of Lasting Cosmetics.

In July 1995, the Company acquired Environmental Professionals, Inc. ("EPI"), a wholly owned subsidiary of Eagle Vision, Inc. In connection with the acquisition, the Company issued 9,261,130 (46,306 shares after the 1 for 20 reverse stock split of June 24, 1996) shares of its common stock.

In May 1996, as the result of the insolvency of a major customer, and EPI's inability to obtain other sources of funding, EPI was unable to meet its current obligations and ceased operations. EPI had pledged vehicles on loans to a bank, and in addition, had pledged all other assets, including its accounts receivable and tangible and intangible assets on a line of credit to the same bank. The bank filed an action and took possession of EPI's assets, and a Statutory Receiver was appointed in August 1996. In light of this fact, the Company discontinued this operation and is currently in the process of winding up the affairs of EPI.

In September 1996, Advantage Life acquired all of the assets of Universal Mica Furniture, Inc. ("Universal Mica"), a retail home furniture store in Farmingdale, New York. Advantage Life agreed to pay $2,000,000 to Universal Mica by agreeing to issue 480,000 shares of its common stock and issued its promissory note in the amount of $800,000. These shares have not been issued.

PLAN OF OPERATIONS

With the decision of Advantage Life to begin winding down the affairs of both Lasting Cosmetics and EPI, the Company's wholly owned subsidiary Universal Mica is its only operating entity. It is the Company's intention to expand Universal Mica's current business operations by acquiring other retail furniture operations. Universal Mica's operations are currently limited to a single location on Long Island, New York, however, it is the Company's intentions to acquire additional retail furniture operations in the greater New York area during the next twelve months. There can be no assurance given that the Company will be able to successfully acquire the debt or equity funding necessary to expand the business of Universal Mica, or if so acquired, successfully operate them at a profitable level.

In addition to the Company's plan to acquire additional retail furniture locations through Universal Mica, it also intends to acquire other businesses. The Company has had numerous conversations with various business owners, however, the Company currently has no binding commitments to make additional acquisitions. The Company does not currently have a commitment from an underwriter to raise capital for the Company, moreover, there can be no assurance given that the Company will be able to successfully acquire the debt or equity funding necessary to acquire other businesses, or if so acquired, successfully operate such businesses at a profitable level.

RESULTS OF OPERATIONS

Gross revenues for the year ended April 30, 1996 were $5,530,245, down 60% compared to $13,778,762 for the year ended April 30, 1995. Returns and allowances for the year ended April 30, 1996 were $807,042 compared to $3,885,583 for the year ended April 30, 1995. Net revenues for the years ended April 30, 1996 and 1995 were $4,723,203 and $9,893,179 respectively, or 52%. The significant decrease in both gross and net revenues was a result of the discontinuance of Lasting Cosmetics primary product, Secret Hair, which was discontinued during the year ended April 30, 1996.

The Company lost $4,365,682 and $1,705,211 from operations during the years ended April 30, 1996 and 1995 respectively, or a 61% increase. This increase in due primarily to the discontinuance of Secret Hair. For the same periods, the Company's net loss was $6,466,374 and $1,665,114 respective. The significant increase for the year ended April 30, 1996 was a result of management's decision to (1) write-off $1,000,000 of goodwill due to impairment as determined by its estimation of the non-recoverability of the goodwill through projected undiscounted cash flows, and (2) write-off $1,077,271 of EPI's intangible assets determined to be valueless.

FINANCIAL CONDITION AND LIQUIDITY

The Company has sought to raise capital to expand its business operations by the sale of its common stock. To that end the Company has sold a total of 5,400,000 shares of its common stock (adjusted, in part, to give effect to the Company's reverse stock split declared on June 24, 1996) for $5,500,000. To date, the Company has received cash consideration of $325,000 and has been relieved of liabilities totaling $175,000. The balance of the purchase price was paid by the delivery of the purchaser's promissory notes totaling $5,000,000 (the "Notes"). The Company agreed to extend the maturity date of two of the Notes with a total principal balance of $2,600,000, for an additional year, until August 31, 1997. In consideration for granting the extension, the holders of the Notes agreed to pledge additional collateral for the payment of the amounts due under the Notes pursuant to the terms of stock pledge agreements between the Company and the holders of the Notes. The additional collateral pledged by the holders of the Notes included 300,000 shares of the common stock of Prentice Capital Inc. ("Prentice Capital"), a corporation whose engaged in the business of owning and operating podiatry practices and intends to engage in the business of owning and operating gaming vessels and whose common stock is traded on the NASDAQ OTC Bulletin Board; and 300,000 shares of the common stock of Med-Vax Technologies, Inc. ("Med-Vex"), a corporation that plans to engage in the business of selling medical equipment for the treatment of back pain to doctors, hospitals and other health care providers, and intends to offer its stock to the public in an offering during the fourth quarter of 1996. Mr. Alan S. Lipstein, the Company's Chairman, President and Chief Executive Office holds similar position with both Prentice Capital and Med-Vax. The remaining promissory note, in the amount of $2,400,000 also matures on August 31, 1997. The Company believes that it will collect the principal amounts due under the promissory notes prior to their respective maturity dates. If that assumption is accurate, the Company should have sufficient working capital to conduct its affairs during the next twelve months, however, there can be no assurance that the Company will successfully collect amounts due under the promissory notes on or before there maturity dates.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The independent auditors report, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's independent accountants for its fiscal year ended April 30, 1995, Corbin & Wertz, resigned on July 16, 1996. The Company's 1995 fiscal year financial statements contained a "going concern" opinion. The decision to resign was made by Corbin & Wertz. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company retained the firm of Guida & Jimenez, P.A. as the Company's independent accountants on July 30, 1996.

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


   NAME                                    POSITION                       AGE
   ----                                    --------                       ---
Alan S. Lipstein                      Chairman of the Board and            48
                                      Director, President and Chief
                                      Executive Officer


Gerard Norton                         Secretary and Director               60


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


SECTION 16 REPORTS


         The requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended, provide that the Company's Officers and Directors, and persons who own more than ten percent of the Company's Common Stock, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all such forms they file. Based solely on its review of the copies of such forms received, the Company believes that all of its officers, directors and greater than 10% shareholders filed such reports in a timely manner, other than reports that Mr. Lipstein and Dr. Norton should have filed upon the receipt and subsequent sale of shares issued to them in August 1995 and reports that should have been filed by two shareholders of the Company, Vietri Investments and Roscom, Ltd. that, at the time of the acquisition and disposition of shares of the Company's common stock, each owned more than 10% of the Company's common stock, upon the acquisition and disposition of shares that such entities acquired during the Company's 1996 fiscal year. Based on information provided to the Company, these late reports have been filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION


                           Summary Compensation Table



                                                                          Annual Compensation
                                                               -----------------------------------------------------
                                                                                                     Other
                                                                                                    Annual
                                                                                                    Compen-
         Name and Principal                                         Salary           Bonus          sation
              Position                              Year              ($)              ($)           ($)
                    (a)                             (b)               (c)              (d)           (e)
-------------------------------------------------------------------------------------------------------------------
George Carras,
Chief Executive Officer                            1996           $ 45,000                            $100,000

Alan S. Lipstein,
Chief Executive Officer                            1996           $300,000                                  --

Gerald Norton,
Vice President                                     1996           $100,000                                  --

Robert Fredericks,
Director                                           1996                 --                             $100,000






         Alan Lipstein, the Company's Chief Executive Officer, and Jerry Norton, the Company's Vice-President of Finance and Secretary, received 300,000 and 100,000 shares of the Company's common stock, respectively, as payment for services to be rendered to the Company during the five year period beginning August 1, 1995. George Carras, who served as the Chief Executive Officer of the Company during a portion of the Company's 1996 fiscal year, was paid a cash salary of $108,000. Mr. Carras was also issued 50,000 shares of the Company's common stock during the Company's 1996 fiscal year, and Bob Fredericks, a director of the Company, was issued 50,000 shares of the Company's common stock during the Company's 1996 fiscal year.

         The Company has entered into employment agreements with each of Messrs. Lipstein, Norton and Carras. The employment agreements between the Company and Messrs. Lipstein and Norton expire on July 31, 2000 and provide for no additional consideration to be paid to Messrs. Lipstein or Norton, other than the shares that were issued to them on the date the employment agreements were executed. Mr. Carras's employment agreement was for a three year term beginning December 1, 1995 and ending November 30, 1998. On May 30, 1996, the Company redefined the duties of Mr. Carras. As of May 30, 1996, Mr. Carras resigned as an officer and director of the Company and became a consultant to the Company, agreeing to provide up to 20 hours per week, of accounting and other financial services for the Company during the remaining term of the employment agreement. The Company agreed to pay Mr. Carras $300,000 for performing such consulting services during the remaining term of his employment agreement. On or about May 30, 1996, the Company paid Mr. Carras $100,000 of that amount, and agreed to issue to Mr. Carras shares of its common stock with a fair market value of $200,000. These shares have not been issued. On or about June 30, 1996, the Company elected to terminate Mr. Carra's consulting agreement and agree to a settlement with Mr. Carras for the balance owed to him of $200,000, payable in shares of its common stock with a fair market value of $200,000. The Company further agreed to file a registration statement with the Securities and Exchange Commission, including therein, the shares to be issued to Mr. Carras (the "Registration Statement"). Until such time as Mr. Carras is able to dispose of the shares to be issued to him, and until the Company satisifies a debt to one of its creditors, Sherri Guimond, the Company agreed not to issue any additional shares without the consent of Mr. Carras.

         On May 30, 1996, the Company also agreed to issue additional shares of its common stock to each of Messrs. Fredericks and Carras, so that the fair market value of the 50,000 shares previously issued to each of them during the Company's 1996 fiscal year would had a fair market value of $200,000 ($100,000 for each of Messrs. Carras and Fredericks) on the date that the Company's then contemplated reverse stock split would be effective (June 24, 1996). The Company further agreed to include the shares to be issued to Messrs. Carras and Fredericks in the Registration Statement. These shares have not been issued.

Advantage Life may adopt additional compensation programs at a later date suitable for its executive personnel. Advantage Life is unable to predict at this time the format or manner of compensation to be included in any such program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table enumerates, as of September 9, 1996, there were no
(1) beneficial owners of more than five percent of Advantage Life's outstanding Common Stock; (2) the ownership of Directors and Executive Officers of Advantage Life, individually; and (3) the Directors and Executive Officers as a group. There are no shares which each of the following could purchase under outstanding stock options, warrants, conversion privileges or other rights which were exercisable as of September 9, 1996.


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


Title                                                                                    Percent
Class        Name and Address                             Amount                        of Class
-----        ----------------                             ------                        --------

Common       Alan Lipstein, Chairman of the                  0                               0%
             Board, Chief Executive Officer,
             President and Chief Financial Officer
             13902 N. Dale Mabry Hwy., Suite 119
             Tampa, Florida 33618

Common       Gerald Norton, Director                         0                               0%
             and Secretary
             13902 N. Dale Mabry Hwy., Suite 119
             Tampa, Florida 33618

Common       All Officers and Directors as a group           0                               0%

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

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (i) and (ii) Financial statements and schedules:

         The Index to Financial Statements appearing on page F-1 are incorporated herein by this reference.

         (iii) Exhibits


Number   Description
------   -----------
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

10.34    Agreement and Plan of Merger - Advantage Acquisition, Eagle Vision,
         Environmental Professionals. Incorporated by reference to Exhibit 2.2 from Form 8-K - July 20, 1995.

10.35    Employment Agreement between the Company and Alan S. Lipstein, dated
         August 1, 1995.*

10.36    Employment Agreement between the Company and Gerald Norton, dated
         August 1, 1995.*

10.37    Employment Agreement between the Company and George M. Carras, dated
         November 14, 1995.*

10.38 Extension Agreement between the Company and Roscom, Ltd., effective as of August 31, 1996.*

10.39 Extension Agreement between the Company and Vietri Investments, effective as of August 31, 1996.*

10.40 Capital Stock Purchase Agreement between the Company and Cimtran, Ltd., together with promissory note and stock pledge agreement, effective as of August 31, 1996.*

10.41    Agreement and Plan of Reorganization - The Company, Advantage Life
         Acquisition, Universal Mica Products, Inc. and George Lafauci, effective September 6, 1996.*

22. The Company has three subsidiaries: Lasting Cosmetics, Inc., a Delaware corporation, Environmental Professionals, Inc. and Universal Mica
         Products, Inc.*

27.      Financial Data Schedule (for SEC use only)

--------------
*Previously filed.



(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day June 1997.


                            Advantage Life Products, Inc.



                            By: Richard J. Diamond
                                -----------------------
                                Richard J. Diamond
                                Chief Executive Officer



         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

       SIGNATURE                          TITLE                      DATE



/s/Richard J. Diamond       Chairman of the Board of Directors,
-------------------------   Chief Executive Officer, President     June 12, 1997
Richard J. Diamond


/s/Donald R. Mastropietro   Secretary, Chief Financial Officer
-------------------------   and Director                           June 12, 1997
Donald R. Mastropietro

                        INDEX TO FINANCIAL STATEMENTS






                                                                         Page
                                                                      ----------
Independent Auditors' Report                                             F-1

Consolidated Balance Sheets as of April 30, 1996 and 1995                F-2

Consolidated Statements of Operations for each of the years in
 the two-year period ended April 30, 1996                                F-3

Consolidated Statements of Stockholders' Equity for each of
 years in the two-year period ended April 30, 1996                    F-4 - F-5

Consolidated Statements of Cash Flows for each of the
 years in the two-tear period ended April 30, 1996                    F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-21

                     [GUIDA & JIMENEZ, P.A. LETTERHEAD]


                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
 and Stockholders of
Advantage Life Products, Inc.
Tampa, Florida

We have audited the consolidated balance sheet of Advantage Life Products, Inc. and subsidiaries as of April 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advantage Life Products, Inc. and subsidiaries as of April 30, 1996 and the results of their operations, and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Guida & Jimenez
---------------------
GUIDA & JIMENEZ, P.A.
Tampa, Florida
December 18, 1996

                          [CORBIN & WERTZ LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT



To Advantage Life Products, Inc.

We have audited the accompanying consolidated balance sheet of Advantage Life Products, Inc. and subsidiaries (the Company) as of April 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advantage Life Products, Inc. and subsidiaries at April 30, 1995 and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and as of April 30, 1995, the Company has a negative working capital of $863,460. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Corbin & Wertz



Irvine, California
July 11, 1995

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1996 and 1995



                                      ASSETS                                               1996                 1995
                                                                                           ----                 ----

Current Assets:
  Cash                                                                               $    204,171          $    83,538
  Accounts Receivable, less allowance for uncollectible
     accounts of $175,179 in 1996, $144,567 in 1995                                       220,082               80,839
  Income tax receivable                                                                    87,214                  ---
  Note receivable from stockholder, net of allowance of $185,000                           25,000               25,000
  Inventory                                                                                34,274              180,849
  Production costs                                                                            ---               45,812
  Other current assets                                                                     40,557               17,434
                                                                                     ------------          -----------
                                                              Total current assets        611,298              433,472
                                                                                     ------------          -----------
Property & Equipment:
  Property & equipment, net of accumulated
    depreciation of $318,694 in 1996, $419,789 in 1995                                    582,423               22,131
                                                                                     ------------          -----------
Other Assets:
  Goodwill, net of accumulated amortization of $1,804,022 in 1996,
    $251,540 in 1995                                                                    4,074,197            1,163,794
  Covenants not to compete, net of accumulated amortization of $165,000                   255,000                  ---
  Other intangible assets, net of accumulated amortization of $1,054,267                  845,734                  ---
  Note receivable, related party                                                           15,000                  ---
  Other                                                                                     3,563                  ---
                                                                                     ------------          -----------
                                                              Total other assets        5,193,494            1,163,794
                                                                                     ------------          -----------

                                                                                     $  6,387,215          $ 1,619,397
                                                                                     ============          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities :
  Notes payable                                                                      $    376,625          $     6,625
  Accounts payable                                                                      1,375,407              480,111
  Accrued product returns                                                                  84,456              226,564
  Accrued royalties                                                                       518,696              374,255
  Other accrued expenses                                                                  189,835              209,377
  Note payable, current portion                                                            22,400                  ---
                                                                                     ------------          -----------
                                                         Total current liabilities      2,567,419            1,296,932
                                                                                     ------------          -----------
Non-current Liabilities:
  Note Payable,  long-term                                                                 33,816                  ---
                                                                                     ------------          -----------
Stockholder's Equity:
  Common stock, $0.16 par value, 25,000,000 shares authorized;
    issued and outstanding, 296,476 in 1996 and 19,845 in 1995                             47,437                3,176
  Additional paid-in capital                                                           17,705,204            6,080,413
  Accumulated deficit                                                                 (10,291,661)          (5,761,124)
                                                                                     ------------          -----------
                                                                          Subtotal      7,460,980              322,465
  Less: Common stock subscribed                                                        (2,775,000)                 ---
        Unearned Compensation                                                            (900,000)                 ---
                                                                                     ------------          -----------
                                                        Total Stockholder's equity      3,785,980              322,465
                                                                                     ------------          -----------

                                                                                     $  6,387,215          $ 1,619,397
                                                                                     ============          ===========



         See accompanying notes to consolidated financial statements.
                                     F-2

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      For Each Of The Years In The Two Year Period Ended April 30, 1996




                                                      1996                 1995
                                                   ----------           -----------
REVENUES:
  Sales                                            $ 5,530,245          $13,778,762
  Returns and allowances                              (807,042)          (3,885,583)
                                                   -----------          -----------
                                   Net Revenues      4,723,203            9,893,179
                                                   -----------          -----------

COSTS AND EXPENSES:
  Cost of goods sold                                 2,894,693            2,353,164
  Selling, general, and administrative               6,194,192            9,245,226
                                                   -----------          -----------
                       Total costs and expenses      9,088,885           11,598,390
                                                   -----------          -----------

Loss from operations                                (4,365,682)          (1,705,211)
                                                   -----------          -----------
OTHER INCOME (EXPENSE):
  Interest expense                                     (22,621)                 ---
  Other                                             (1,077,271)              40,897
  Impairment of goodwill                            (1,000,000)                 ---
                                                   -----------          -----------
                  Total other income (expense)      (2,099,892)              40,897
                                                   -----------          -----------

LOSS BEFORE INCOME TAXES                            (6,465,574)          (1,664,314)

INCOME TAX PROVISION                                       800                  800
                                                   -----------          -----------

NET LOSS                                           $(6,466,374)         $(1,665,114)
                                                   ===========          ===========

LOSS PER COMMON SHARE                              $    (26.31)         $    (83.91)
                                                   ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                            245,807               19,845
                                                   ===========          ===========





         See accompanying notes to consolidated financial statements.
                                     F-3

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For Each Of The Two-Year Period Ended April 30, 1996


                                              Common Stock
                                         ----------------------      Additional
                                        (RESTATED)                     Paid-in         Accumulated
                                         Shares          Amount        Capital           Deficit         Total
                                         ------          ------      ----------        -----------       -----

Balances, April 30, 1994                 17,505          $2,801      $5,408,051       $(4,096,010)    $1,314,842

Issuance of  common stock:
  For exercise of options                    79              13          23,562               ---         23,575
  For offering costs                        ---             ---         (23,569)              ---        (23,569)
  For services rendered                      42               7          19,526               ---         19,533
  For conversions of debt                   684             110         153,890               ---        154,000
  For trade payables                         83              13          21,987               ---         22,000
  For cash, net of related
    commissions and offering
    costs of $23,569,
    pursuant to private
    placements                            1,119             179         327,019               ---        327,198
  For cash pursuant to
    marketing agreement                     333              53         149,947               ---        150,000
Net loss for year ended
  April 30, 1995                            ---             ---             ---        (1,665,114)    (1,665,114)
                                         ------          ------      ----------       -----------    -----------

Balances, April 30, 1995                 19,845          $3,176      $6,080,413       $(5,761,124)   $   322,465
                                         ======          ======      ==========       ===========    ===========




        See accompanying notes to consolidated financial statements.
                                     F-4

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For Each Of The Two-Year Period Ended April 30, 1996




                                                                                                       Common Stock
                                              Common Stock             Additional                       Subscribed/
                                         -----------------------        Paid-in         Accumulated       Unearned
                                         Shares          Amount         Capital           Deficit       Compensation     Total
                                         -----------------------       ----------       -----------    -------------   ---------

Balance May 1, 1995                       19,845         $ 3,176      $ 6,080,413      $ (5,761,124)    $       ---   $   322,465
  Issuance of stock on the
       acquisition of Environmental
       Professionals                      46,306           7,409        6,167,893        (1,238,625)            ---     4,936,677
  Environmental Professionals
       elimination                           ---             ---              ---         3,174,462             ---     3,174,462
  Shares issued under employment
     agreements and other                 26,250           4,200        2,488,750               ---        (900,000)    1,592,950
  Common stock sold                      200,000          32,000        2,968,000               ---      (2,775,000)      225,000
  Additional acquisition cost              4,075             652              148               ---             ---           800
  Net (Loss) for the year                    ---             ---              ---        (6,466,374)            ---    (6,466,374)
                                         -------         -------      -----------      ------------     -----------   -----------

Balance, April 30, 1996                  296,476         $47,437      $17,705,204      $(10,291,661)    $(3,675,000)  $ 3,785,980
                                         =======         =======      ===========      ============     ===========   ===========




         See accompanying notes to consolidated financial statements.

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For Each Of The Years In The Two-Year Period Ended April 30, 1996




                                                                                  1996             1995
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(6,466,374)     $(1,665,114)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
        Depreciation and amortization                                           2,119,344          147,075
        Impairment of goodwill                                                  1,000,000              ---
        Provision (benefit) for allowance for uncollectible                        30,612         (257,886)
        Undepreciated balance of assets disposed of                                30,094              ---
        Non-cash charges & other                                                1,609,669              ---
        Non-cash incentives to convert note payable                                   ---           44,000
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
             Receivables                                                        1,879,553        1,181,332
             Inventory                                                            227,075          223,745
             Other assets                                                          65,676              ---
             Prepaid expenses and other                                           298,381          565,577
             Other accrued expenses                                               (65,789)         328,635
             Accounts payable                                                  (1,018,572)      (1,283,115)
                                                                              -----------      -----------

                       Net cash provided by (used in) operating activities       (290,331)        (715,751)
                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from stockholder                                                (15,000)         250,000
  Capital expenditures                                                            (27,011)         (22,783)
                                                                              -----------      -----------

                       Net cash provided by (used in) in vesting activities       (42,011)         227,217
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on note payable                                              (138,779)             ---
  Issuance of note payable                                                         40,056           60,000
  Proceeds from issuance of common stock & warrants, net                          225,000          477,204
  Proceeds from September 1995 private offering                                   237,499              ---
  Proceeds from October 1995 private offering                                      89,199              ---
                                                                              -----------      -----------

                                 Net cash provided by financing activities        452,975          537,204
                                                                              -----------      -----------

NET CHANGE IN CASH                                                                120,633           48,670

CASH, BEGINNING OF YEAR                                                            83,538           34,868
                                                                              -----------      -----------

CASH, END OF YEAR                                                             $   204,171      $    83,538
                                                                              ===========      ===========




         See accompanying notes to consolidated financial statements.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            SUPPLEMENTAL SCHEDULE
             For Each Of The Two-Year Period Ended April 30, 1996



Supplemental schedule of non-cash investing and financing activities:

     The Company purchased all of the common stock of Environmental Professionals, Inc. for $6,175,301. In connection with the acquisition $6,075,301 was non-cash considerations.

     Deferred compensation arrangements of $900,000 were entered into with executives(see Note 6).

     Additional shares of were sold for cash and a promissory note for $2,775,000(see Note 4).

     Additional acquisition cost of $800 were charged to additional paid in capital.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 1:  GENERAL

Advantage Life Products, Inc. (the "Company" or "Advantage") was formed under Colorado law on June 19, 1986 under the name Advantage Video, Inc. On January 15, 1987, the Company changed its name to Advantage Entertainment, Inc. and on October 10, 1989, the Company changed its name to Advantage Life Products, Inc. On August 22, 1994, the Company reincorporated in the State of Delaware.

On July 1, 1993, the Company acquired Lasting Cosmetics, Inc. ("Lasting Cosmetics"), which enabled the Company to obtain rights to market and distribute Secret Hair and Lasting Kiss Cosmetics (see Note 12). Lasting Cosmetics develops and markets retail consumer products, focusing on cosmetic, beauty and health products. Lasting Cosmetics' emphasis has been the marketing of Jose Eber's Secret Hair, primarily through infomercials.

On July 6, 1995, the Company consummated the acquisition of Environmental Professionals, Inc. ("EPI"), an environmental testing and remediation company (see Note 12).


NOTE 2:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                            BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations of $6,466,374 and $1,665,114 for the years ended April 30, 1996 and 1995, respectively, and its negative working capital at April 30, 1996 of $1,956,121, raise substantial doubt about its ability to continue as a going concern for a reasonable period of time.

Subsequent to the end of the year, the Company entered into an agreement to sell 5,000,000 shares of its $.16 par value common stock for $2,500,000, payable $100,000 at closing and a single maturity promissory note in the amount of $2,400,000, including interest at the rate of 8% per annum due on August 31, 1997 (Note 13). In addition, the Company entered into a merger agreement with Universal Mica, Inc. (Note 13). Management believes that the infusion of cash from the sale of stock, and cash from the operations of Universal Mica, Inc. ("Universal Mica") is the basis of a viable plan that will provide the Company sufficient funds to remain a going concern. There are no assurances that the cash from the sale of stock or from the operation of Universal Mica will be sufficient to fully develop the Company's business plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Advantage and its wholly-owned subsidiaries. The consolidated operations include accounts of EPI from July 6, 1995 (date of merger) through April 30, 1996. All significant Intercompany accounts have been eliminated in consolidation.

EPI outstanding stock at the date of the merger was restated for the equivalent number of shares received in the merger taking into consideration respective par values.

                          CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 2:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                            PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over their estimated useful lives of three to five years. Depreciation expense for 1996 and 1995 amounted to $55,807 and $5,099 respectively.

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

Management has amortized goodwill using the estimated periods to be benefited of 3 to 5 years through April 30, 1996. Amortization of goodwill for the years ended April 30, 1996 and 1995, including any charge off based on the determination of impairment, amounted to $2,700,714 and $147,075, respectively. For the year ended April 30, 1996, $2,873,601 was attributable to Advantage and $104,740 was attributable to EPI.

                           COVENANTS NOT TO COMPETE

Covenants not to compete are part of the net assets acquired in the acquisition of Environmental Professionals, Inc. The agreements are with former stockholders-managers of Environmental Professionals, Inc. Amortization of these covenants is taken on a straight line basis over 7 years. Amortization for the year ended April 30, 1996 amounted to $50,000.

                           OTHER INTANGIBLE ASSETS

Other intangible assets are part of the net assets acquired in the acquisition of Environmental Professional, Inc. The group is comprised of a customer list, a covenant not to compete, licenses and permits, and trade marks. Amortization is taken on a straight line basis over 5 years. Amortization for the year ended April 30, 1996 amounted to $313,334.

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


NOTE 2:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                 INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" (Statement No. 109). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 5).

                            PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares and common equivalent shares outstanding during the year, giving effect to a 1 for 3 reverse stock split on October 20, 1994, the 100% stock dividend of August 1, 1995, the 1 for 20 reverse stock split on August 1, 1995, and a 1 for 20 reverse stock split on June 24, 1996. Common equivalent shares have not been included in the calculation of net loss per share for fiscal 1996 and 1995 because their effect would be antidilutive. For purposes of computing the weighted average number of shares, all common shares outstanding were retroactively adjusted to the beginning of the periods presented.

                              RECLASSIFICATIONS

Certain reclassifications have been made to the amounts shown on the 1995 financial statements to conform to the 1996 presentation.


NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:


                                                              1996        1995
                                                            --------    --------

Leasehold improvements                                      $ 42,207    $  2,000
Office equipment & furniture                                 201,051     392,296
Machinery & equipment                                        268,283      47,624
Vehicles                                                     389,576
                                                            --------    --------
                                                             901,117     441,920
Less accumulated depreciation                                318,694     419,789
                                                            --------    --------

                                                            $582,423    $ 22,131
                                                            ========    ========

NOTE 4:  STOCKHOLDERS' EQUITY

                             REVERSE STOCK SPLITS

On October 20, 1994, the Company effected a 1 for 3 reverse stock split. On August 1, 1995, the Company effected a 1 for 20 reverse stock split, and on the same date effected a 100% stock dividend. On June 24, 1996 the Company also effected a 1 for 20 reverse stock split. All common stock transactions have been retroactively restated for all periods presented as a result of these reverse stock splits and stock dividends.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 4:  STOCKHOLDERS' EQUITY - CONTINUED

                              PRIVATE PLACEMENTS

In September 1994, the Company engaged a New York based investment banking firm to sell a private placement of up to 500,000 shares (1,250 shares after the 1 for 20 reverse split on June 24, 1996) of its common stock. The Company issued 166,666 shares (832 shares after the 1 for 20 reverse stock split on June 24, 1996) at $1.44 each, net of commissions of $2,500. In connection with the private placement, the Company issued 13,334 detachable warrants exercisable at $1.80 which expire in October 1997.

In October 1994, the Company utilized the services of a New York based capital management firm to sell common stock through a private placement. In connection therewith, the Company issued 57,133 shares (287 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock at $1.57 per share, net of commissions of $500. In connection with the private placement, the Company issued 2,857 detachable warrants exercisable at $2.35 per share which expire in April 1996.

                                STOCK ISSUANCE

During the fiscal year 1995, and in connection with the marketing agreement with GRC (see Note 9) the Company issued 66,667 shares (333 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock at $2.25 per share together with an option to purchase 133,333 additional shares (333 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock at a price of $1.89 per share. No amount was charged to expense, as the value of the option was not considered significant. The options expire in September 1999.

On August 8, 1995 the Company issued common stock to officers of the Company in exchange for services (see Note 6).

               STOCK ISSUED IN CONNECTION WITH DEBT CONVERSION

On July 29, 1994, the Company issued 136,889 shares (684 shares after the 1 for 20 reverse stock split on June 24, 1996) with a value of $154,000 to an investor group to convert certain notes payable with a principal balance of $110,000 at the date of conversion. The difference between the value of the shares of common stock issued and the principal balance of the notes payable was recorded as interest expense in the accompanying consolidated statement of operations for the year ended April 30, 1995.

                       COMMON STOCK ISSUED FOR SERVICES

In July 1994, the Company issued a total of 16,667 shares (83 shares after the 1 for 20 reverse stock split on June 24, 1996) of its common stock valued at $22,000 as payment on certain accounts payable related to investor relations. On October 3, 1994, the Company issued 8,333 shares (42 shares after the 1 for 20 reverse stock split on June 24, 1996) of common stock with a market value of $19,533 for certain services in connection with the production of the Secret Hair infomercial. In connection with these services, options to purchase an additional 50,000 shares (125 shares after the 1 for 20 reverse stock split on June 24, 1996) at $1.68 per share were issued by the Company. No amount was charged to expense, as the value of the warrant was not considered significant. The options vest equally over a three year period and expire in September
1997.

                             CAPITAL STOCK SALES

The Company entered into two separate Capital Stock Purchase Agreements ("Agreements") for the sale of 2,000,00 shares (200,000 shares after the 1 for 20 reverse stock split of June 24, 1996) each to Roscom, Ltd ("Roscom") and Vietri Investments, Ltd ("Vietri"), unrelated entities for a total consideration of $3,000,000. Under the term of the Agreements, dated August 15, 1995 with respect to Roscom and October 6, 1995 with respect to Vietri, the Company was to receive $200,000 in cash and a promissory note from Roscom and Vietri in the principal amount of $1,300,000 which matured August 15, 1996 with respect to Roscom and August 31, 1996 with respect to Vietri.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 4:  STOCKHOLDERS' EQUITY - CONTINUED

                       CAPITAL STOCK SALES (CONTINUED)

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

On September 8, 1995, the Board of Directors approved the issuance of 125,000 shares (6,250 shares after the 1 for 20 reverse split on June 24, 1996), to two officers Robert Fredericks and George Carras, 50,000 shares (2,500 shares after the 1 for 20 reverse split on June 24, 1996) each, and 25,000 shares (1,250 shares after the 1 for 20 reverse split on June 24, 1996) to Donald Radcliffe a consultant.

                          STOCK OPTIONS AND WARRANTS

The Company has a stock option plan (the Plan) which provides for the issuance of options to purchase 666,667 shares (1,667 shares after the 1 for 20 reverse stock split on June 24, 1996) of the Company's common stock. The Plan provides for two types of options, Incentive Options and Non-qualified Options. Incentive Options must be issued at greater than or equal to 100% of fair market value, except where the individual already owns 10% or more of the

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 4: STOCKHOLDERS' EQUITY - CONTINUED

                    STOCK OPTIONS AND WARRANTS (CONTINUED)

Company's common stock, in which case the options must be issued at greater than or equal to 110% of fair market value. Non-qualified Options may be issued at any price not less than 85% of fair market value. Fair market value is defined as the average of the previous day's closing bid-and-ask price.

During the year ended April 30, 1995, the Company granted options to purchase 506,667 shares (1,267 shares, respectively, after the 1 for 20 reverse stock split of June 24, 1996) under the Plan. No options were granted during the year ended April 30, 1996.

In 1995, the Company granted options to purchase 478,109 shares (1,195 shares after the 1 for 20 reverse stock split of June 24, 1996) of common stock with exercise prices ranging from $1.31 to $4.00, expiring in 1997 through 1999.

In fiscal 1995, options to purchase 15,717 shares (79 shares after the 1 for 20 reverse stock split of June 24, 1996) of common stock were exercised in exchange for services provided for capital raising activities valued at $1.50 per share.

Stock option transactions are summarized as follows:


Balance at May 1, 1994            4,614     $262-$1,875

Granted                           5,672     $262-$800

Exercised                           (79)    $298

Canceled                         (1,365)    $300-$678
                                 ------

Balance at April 30, 1995         8,842     $262-$1,875

Granted                              --

Exercised                         3,520

Canceled                         (2,993)
                                 ------

Balance April 30, 1996            9,369
                                 ======



NOTE 5:  INCOME TAXES

The tax effects of temporary differences that give rise to significant components of the Company's deferred tax assets and liabilities for federal and state income tax as of April 30, 1996 and 1995 are as follows:



                     Complete table on the following page

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 5:  INCOME TAXES - CONTINUED




Deferred tax assets:                           1996          1995
                                            ----------    ----------
Net operating loss carryforward            $ 4,385,097   $ 1,813,607
Accrued vacation                                   ---        12,639
Accrued royalties                                  ---       150,076
Allowance for product returns                      ---        90,852
Allowance for doubtful accounts                175,179           ---
Allowance for note receivable from
  stockholder                                      ---        74,185
                                           -----------   -----------
           Total deferred tax assets         4,560,276     2,141,359
Deferred tax liabilities                           -0-           -0-
                                           -----------   -----------
Valuation allowance for deferred tax assets (4,560,276)   (2,141,359)
                                           -----------   -----------
Net deferred taxes                         $       -0-   $       -0-
                                           ===========   ===========


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

The differences between income taxes for financial reporting purposes and the federal statutory rate of 34% for the years ended April 30, 1996 and 1995 are as follows:



                                          Amount      %         Amount      %
                                       -----------  -----     ---------   -----
Income tax benefit at the
 federal statutory rate                $(1,779,933) (34.0)    $(565,867)  (34.0)
Nondeductible expenses                     348,560    6.8         7,758     0.5
                                       -----------  -----     ---------   -----
Valuation allowance for benefit          1,431,373   27.2      (558,109)  (33.5)
 of current year loss                  $ 1,432,173   27.2     $ 558,909    33.6
                                       ===========  =====     =========   =====
Total                                  $       800    NIL     $     800     0.1
                                       ===========  =====     =========   =====

At April 30, 1996 and 1995, the Company had available net operating loss carryforward for Federal and state income tax purposes of approximately $8,931,526 and $4,721,608, respectively, which expire through 2011.

During December 1993, the Company experienced a change in ownership that resulted in approximately $2,916,000 of the federal net operating loss carryforward being subject to an annual utilization limitation of $449,000. Furthermore, as a result of the Company's acquisition of EPI (see Note 12), the management anticipates an additional limitation on the use of net operating loss carryforward due to the change in ownership.

Income tax receivable in the amount of $87,214 is attributable Environmental Professional, Inc.'s activities prior to the acquisition. The receivable was generated by applying net operating losses to prior taxes paid.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996

NOTE 6:  RELATED PARTY TRANSACTIONS

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

Due to the Company's limited capital resources, Mr. Lipstein and Mr. Norton agreed to accept, in lieu of cash payments otherwise due under the contracts, 300,000 and 100,000 shares respectively (15,000 shares and 5,000 shares respectively after the 1 for 20 reverse stock split of June 24, 1996) valued at $6 per share, of the Company's common stock, provided that the Company agreed to file a registration statement. On August 4, 1995, the Company filed a registration statement on Form S-8 registering the shares for sale.

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

On or about May 30, 1996, the Company elected to terminate Mr. Carras's employment contract with an agreed settlement of $300,000. The Company paid Mr. Carras $100,000 on that date, and agreed to issue common stock with a fair market value for the remaining $200,000.

                              OTHER TRANSACTIONS

On July 29, 1994, the Company converted, debt of $110,000 payable to a firm whose owners are officers/stockholders of the Company into shares of its common stock valued at $154,000 (see Note 4).

On June 4, 1993 and July 25, 1993, the Company advanced Mr. Ackerman, its former chief executive officer, $250,000 and $210,000, respectively. The $250,000 advance represents a loan in the form of a 10% promissory note. The $210,000 advance represents borrowings under a line of credit agreement. Both the note and the line of credit were secured by 489,806 shares (1,225 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock. During fiscal 1995, the Company sold 323,014 (808 shares after the 1 for 20 reverse stock split of June 24, 1996) of such common shares held as collateral and collected approximately $280,000 of which approximately $30,000 represented accrued interest on the note. Note receivable from stockholder on the accompanying consolidated balance sheet at April 30, 1995, represents the remaining balance due the Company, net of an allowance of $185,000, which is secured by 166,792 shares (417 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock. As of April 30, 1995, the Company is in litigation with Mr. Ackerman (see Note 12).

Effective May 1, 1995 the Company entered into a six month agreement with a former officer under which the former officer is to be paid monthly fees of $6,500 for consulting services. In addition, the Company committed to pay the former officer the first $90,000 of proceeds, if any, from the settlement of certain litigation in which the Company is the plaintiff.

During the year ended April 30, 1996, 125,000 shares (6,250 shares after the 1 for 20 reverse stock split of June 24, 1996) were issued to two former directors and a consultant for services rendered. The fair value of these shares was recorded at $.75 per share.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 7:  COMMITMENTS AND CONTINGENCIES

                               OPERATING LEASES

The Company leases certain equipment and office and warehouse/assembly space. The leases, which expire over the next five years, are classified as operating leases. Future annual minimum lease payments required under non-cancelable operating leases at April 30, 1996 are as follows:





Future annual minimum lease payments:
1997                                                      $13,664
1998                                                       13,664
1999                                                        6,252
2000                                                        3.927
2001                                                        3,921
                                                          -------
      Total future minimum lease payments                 $41,428
                                                          =======

Rent expense amounted to $41,041 and $63,588 for the years ended April 30, 1996 and 1995, respectively.

                                  LITIGATION

On May 3, 1995, the Company filed suit in the Superior Court of the State of California, County of Los Angeles, against Guthy-Renker Corporation (GRC) (see
Note 12) and other parties. The Company is alleging various actions of wrongful conduct by GRC and these other parties whereby GRC abused the relationship for their own use, gain, profit and unfair advantage. The Company seeks compensatory and punitive damages, reimbursement of legal fees and restraint of GRC activities as they relate to Secret Hair. GRC has filed a cross complaint seeking damages from the Company. The claims of the Company against Guthy-Renker have been dismissed with prejudice.

On June 15, 1996, Guthy-Renker Corporation (GRC) filed a cross complaint in the Superior Court of the State of California, County of Los Angeles against the Company and Don Danks for breach of written contract, conversion, negligent misrepresentation, bad faith denial of existence of contract, dissolution and accounting, false designation or origin and false description, recession and restitution, defamation, declaratory relief, and injunctive relief. GRC is seeking approximately $4,500,000 in damage and reimbursement. The Company believes the facts of which it has knowledge of will enable to prevail on all claims from GRC.

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

See Notes 8 and 12 for additional matters in which the Company is a defendant.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 8:  LICENSE ARRANGEMENTS

                  LICENSEE ARRANGEMENT - CIGARREST PRODUCTS

On October 9, 1991, the Company (as licensee) and More Direct Response, Inc. ("MDR") signed an agreement, as amended, which granted the Company unrestricted rights to market CigArrest products worldwide in exchange for a royalty of 10% of net sales of products bearing the CigArrest name. No significant royalties were paid by the Company through fiscal 1994. On March 28, 1994, the Company terminated its rights to distribution of CigArrest products, as such, these rights reverted back to MDR.

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


NOTE 9:  MARKETING AND DISTRIBUTION AGREEMENT OF SECRET HAIR

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


NOTE 9:   MARKETING AND DISTRIBUTION AGREEMENT OF SECRET HAIR -
          CONTINUED

In August 1994, GRC began Secret Hair sales from the infomercial produced by the Company. In January 1995, management determined that GRC had violated certain terms of the agreement, and that the contract was unenforceable. The results of operations include the operations attributable to the agreement through January 31, 1995. See Note 8 for discussion of litigation currently in effect with respect to this agreement.


NOTE 10:  SIGNIFICANT CUSTOMERS

During the year ended April 30, 1996, the Company did not have any customers which represented greater than 10% of total revenues.


NOTE 11:  FOURTH QUARTER ADJUSTMENTS

During the three months ended April 30, 1996 and 1995, the Company recorded the following significant fourth quarter adjustments:


                                                         1996            1995
                                                         ----            ----
Write-off of receivable from GRC                     $      ---      $1,093,284

Allowance for doubtful account expensed (reversed)      175,179        (113,319)

Provision for unused advertising credits                    ---         314,748

Write-off of inventory                                      ---         144,553

Write-off of goodwill                                 1,000,000            ----

Accrued royalties reversed                                  ---        (181,544)

Accounts payable reversed                                   ---        (138,666)
                                                     ----------      ----------

                    Total fourth quarter charges     $1,175,179      $1,119,056
                                                     ==========      ==========

NOTE 12:  ACQUISITION

                         NEW LASTING COSMETICS, INC.

On July 1, 1993, the Company created a wholly-owned subsidiary, Lasting Cosmetics, Inc. (referred to hereafter as New Lasting Cosmetics), a Delaware corporation, to acquire intangible assets and certain contracts of Lasting Cosmetics, Inc., (referred to hereafter as Old Lasting Cosmetics), a privately held New York corporation, in exchange for 489,889 shares (1,225 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock valued at $1,201,535 and named Michael Ackerman, the former sole stockholder of Old Lasting Cosmetics, as Chief Executive Officer of Advantage. Based on post closing provisions in the agreement, as amended, the Company issued 77,584 additional shares (194 share after the 1 for 20 reverse stock split of June 24, 1996), under an arrangement similar to the ratchet provisions described in the agreement, of its common stock valued at $158,854. The acquisition is accounted for using the purchase method. The purchase price of $1,415,334, including acquisition costs of $54,945, was assigned to goodwill (see Note 2), as no tangible assets were acquired by the Company. In May 1996, the Company decided to discontinue its "infomercial business" and is in the process of winding up the affairs there to.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 12:  ACQUISITION - CONTINUED

                    NEW LASTING COSMETICS, INC.(CONTINUED)

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

                       ENVIRONMENTAL PROFESSIONAL, INC.

On July 6, 1995, the Company acquired EPI, a wholly-owned subsidiary of Eagle Vision, Inc. In connection with the acquisition, the Company issued 9,261,130 (46,306 shares after the 1 for 20 reverse stock split of June 24, 1996) shares of its common stock (representing approximately 70% of the issued and outstanding shares of its common stock). Current stockholders of the Company's common stock may receive up to 1,017,613 additional shares (2.544 shares after the 1 for 20 reverse stock split of June 24, 1996) of the Company's common stock based on the net recovery, if any, from certain litigation in which the Company is plaintiff. In addition, each stockholder of the Company's common stock will receive an unspecified number of warrants to acquire additional common shares.

The acquisition was accounted for using the purchase method. Accordingly, for financial reporting purposes, the 9,261,130 shares (46,306 shares after the 1 for 20 reverse stock split of June 24, 1996) issued to acquire EPI will be considered outstanding as of the date of the acquisition. The purchase price is $6,175,301, with the excess of cost over the net assets acquired of approximately $5,249,763 was allocated to goodwill.

The consolidated statements of operations include ten months of operating activity for EPI. Goodwill of $5,249,763 derived from the acquisition of Environmental Professionals, Inc. will be amortized for a period of 36 months on a straight line basis

NOTE 13:  SUBSEQUENT EVENT

                    ENVIRONMENTAL PROFESSIONALS OPERATIONS

As the result of the insolvency of a major customer, and its inability to obtain other sources of funding, one of the Company's subsidiaries, EPI was unable its current obligations and, therefore, ceased operation on May 17, 1996. EPI had pledged vehicles on loans to a bank, and in addition, had pledged all other assets, including its accounts receivable, tangible and intangible assets of that company, on line of credit to the same bank. The bank filed an action and took possession of EPI's assets, and has appointed a Receiver. Management believes that EPI's accounts receivable and other assets are sufficient to satisfy the bank loan and therefore anticipates the ultimate return of its operating assets. If EPI's insolvency is permanent the effect on the financial statements of the Company could be fatal. In May 1996, the Company decided to discontinue its "environmental remediation business" and is in the process of winding up the affairs thereto.

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 13:  SUBSEQUENT EVENT - CONTINUED

                         LASTING COSMETICS OPERATIONS

Prior to the acquisition of Environmental Professionals, Inc. on July 6, 1995, the Company was involved in the sale of cosmetics and hair products. The Company's sales were derived substantially from the sale of one product. The Company maintained a policy of money back guarantee for its products and experienced a consistently high merchandise return, and as a result thereof, the Company sustained recurring losses from operations. In May 1996, the Board of Directors decided to phase out the cosmetics and hair products line of business.

                              STOCK SUBSCRIPTION

On August 21, 1996, the Company entered into an agreement to sell 5,000,000 shares of its $.16 par value common stock, restricted under Section 144, to Cimtran, Ltd. ("Cimtran"), an unrelated entity, for $2,500,000, payable $100,000 in cash, and the balance in the form of a single maturity promissory note in the amount of $2,400,000, payable with interest at the rate of 8% per annum. As security for the performance of its obligation, Cimtran pledged 5,000,000 shares of Advantage Life Products, Inc. owned by Cimtran. The principal amount and the accrued interest is due in a single payment on August 31, 1997.

                     ACQUISITION OF UNIVERSAL MICA, INC.

On August 9, 1996 the Company, through a newly established subsidiary, Advantage Life Acquisition, Inc. ("Advantage Life Acquisition"), a Florida corporation, entered into an Agreement and Plan of Reorganization with Universal Mica, a New York corporation, and George Lafauci, the sole shareholder of Universal Mica. In accordance with the merger agreement, all of the outstanding shares of stock of Universal Mica were exchanged for and converted into 480,000 shares of the Company's common stock (valued at $1,200,000), and a single maturity promissory note in the amount of $800,000, with interest at the rate of 8% per annum, payable monthly. The principal amount of the note is due in a single payment on August 8, 1999. The note is secured by all of the assets of Advantage Life Acquisition after the merger.

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

The Company's business plan is to expand its home furnishing business by opening two additional retail locations in the greater New York City area in the next twelve months. Management feels that this is a viable plan and will be successful in generating the cash necessary to remain a going concern.


NOTE 14:  SEGMENT INFORMATION

The Company operates in two distinct industries, personal care products through Advantage Life and environmental remediation through EPI (see notes 1 and 12). Information about those segments for the year ended April 30, 1996 is as follows:

                ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For Each Of The Years In The Two-Year Period Ended April 30, 1996


NOTE 14:  SEGMENT INFORMATION - CONTINUED



                                   Personal Care  Environmental
                                     Products      Remediation     Consolidated
                                   -------------  -------------    ------------

Sales to unaffiliated customers     $ 1,923,219    $ 2,799,984     $ 4,723,203
                                    ===========    ===========     ===========
Operating loss                      $(2,209,037)   $  (698,177)    $(2,907,214)
                                    ===========    ===========
Other expenses                      $   131,567    $(1,231,459)     (1,099,892)
                                    ===========    ===========
General corporate expenses                                          (2,458,468)
                                                                   -----------
Income from continuing operations
              before income taxes                                  $(6,465,574)
                                                                   ===========
Indentifiable assets at April
 30, 1996                           $ 1,644,198    $ 2,468,381       4,112,579
                                    ===========    ===========

Corporate assets                                                     3,174,636
                                                                   -----------
Total assets at April 30, 1996                                     $ 7,287,215
                                                                   ===========

Operating loss is the total revenue less operating expenses, and excludes general corporate expenses, interest expense and income taxes. For the year ended April 30, 1996, depreciation expense of the personal care products and environmental remediation segements was $9,007 and $46,800 repectively. Capital expenditures for the two segments amounted to $0 and $27,011 respectively.

Indentifiable assets are those used by each segment of the Company's operation. Coporate assets are primarily cash, equipment and intangibles.