Form 10QSB
period 1997-06-30
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1997-09-10
CIK 824840

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -----------------------------

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from    __________  to ___________

                          Commission File No. 0-17414

                         ADVANTAGE LIFE PRODUCTS, INC.
- ------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                            33-0213733
- -------------------------------                         ----------------------
(State of Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


1509 S. Florida Ave., Suite 3, Lakeland, Florida                   33803
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                 (941) 686-2621
- ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 1997, the Company had 12,878,095 shares of Common Stock outstanding, $0.16 par value.





10-QSB Report for Period Ended June 30, 1997                     Page 1 of 14

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                   UNAUDITED
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

- ------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                          $     7,100
  Notes receivable                                                2,122,354
  Other receivables                                                  86,782
  Other current assets                                              130,456
                                                                -----------
    Total current assets                                          2,346,692

Fixed assets-net                                                  1,705,429
Goodwill-net                                                      2,288,257
                                                                -----------
         TOTAL ASSETS                                           $ 6,340,378
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Note payable and amounts due individuals                      $    91,467
  Accounts payable                                                  904,232
  Other accrued expenses                                            264,986
                                                                -----------
    Total current liabilities                                     1,260,685

Long-term debt                                                      389,471
Contingent liabilities                                            1,195,000
Other                                                               325,759
                                                                -----------
        TOTAL LIABILITIES                                         3,170,915
                                                                -----------

STOCKHOLDERS' EQUITY:

Preferred stock, no par value; 1,250,000 authorized;
  1,000,001 shares issued and outstanding                         1,100,000
Common stock, $0.16 par value; 25,000,000 shares authorized;
  12,878,095 shares issued and outstanding                        2,044,495
Additional paid in capital                                          364,154
Accumulated deficit                                                (339,186)
                                                                -----------
        TOTAL STOCKHOLDERS' EQUITY                                3,169,463
                                                                -----------
                   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 6,340,378
                                                                ===========


                See notes to consolidated financial statements.





10-QSB Report for Period Ended June 30, 1997                     Page 2 of 14

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                   UNAUDITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                      Three Months Ended   Six Months Ended
                                         June 30, 1997      June 30, 1997
                                      ------------------   ----------------
Revenue                                $    212,834        $    337,095

Cost of sales                               125,945             239,424
General and administration                  119,044             272,483
Amortization of goodwill                     13,002              52,008
                                       ------------        ------------

Loss from operations                        (45,157)           (226,820)

Interest expense                             10,820              36,604
Interest income                             (19,156)            (68,060)
Other (income) expense                          473                 473
                                       ------------        ------------

NET LOSS                               $    (37,294)       $   (195,837)
                                       ============        ============

NET LOSS PER SHARE                     $     (0.003)       $     (0.019)
                                       ============        ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     11,597,917          10,088,622
                                       ============        ============




                See notes to consolidated financial statements.





10-QSB Report for Period Ended June 30, 1997                     Page 3 of 14

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                   UNAUDITED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Preferred Stock            Common Stock            Paid in
                                      Shares         $           Shares          $         Capital       Deficit
                                    ----------  ------------  ----------    ----------   -----------   -----------
BALANCE, January 1, 1997                                       1,598,497    $  255,760   $ 7,012,431   $ (143,349)

Adjustment to reflect reverse
   purchase acquisition of
   Treasure Rockhound
   Ranches, Inc.                                                                          (9,199,735)

Issuance as part of acquisition
   costs of Treasure Rockhound
   Ranches, Inc.                                               6,000,000       960,000       466,800

Proceeds from sale of common
   stock                                                       4,000,000       640,000     1,070,000

Issuance in settlement of judg-
   ment                                                          929,598       148,735       574,043

Issuance for services rendered                                   250,000        40,000       440,615

Issuance of Series A, Non-
   convertible Preferred Stock,
   no par value                     1,000,000   $ 1,000,000

Issuance of Series B, Convert-
   ible Preferred Stock, no par
   value, $100,000 face value               1       100,000

Net loss                                                                                                 (195,837)

                                    ---------   -----------   ----------    ----------   -----------   ----------

BALANCE, June 30, 1997              1,000,001   $ 1,100,000   12,778,095    $2,044,495   $   364,154   $ (339,186)
                                    =========   ===========   ==========    ==========   ===========   ==========

                See notes to consolidated financial statements.





10-QSB Report for Period Ended June 30, 1997                     Page 4 of 14

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                   UNAUDITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                        Six Months Ended
                                                                                          June 30, 1997
                                                                                        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (195,837)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                           70,798
     Increase in current assets                                                            (160,951)
     Increase in accounts payable                                                           405,180
     Decrease in other current liabilities                                                 (529,323)
                                                                                        -----------

NET CASH USED IN OPERATING ACTIVITIES                                                      (410,133)
                                                                                        -----------

Cash flows from investing activities:
Note receivable from stockholder                                                           (905,716)
                                                                                        -----------

NET CASH USED IN INVESTING ACTIVITIES                                                      (905,716)
                                                                                        -----------

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock                                      1,251,665
Notes payable                                                                               (24,300)
                                                                                        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 1,227,365
                                                                                        -----------

NET CHANGE IN CASH                                                                          (88,484)

CASH, BEGINNING OF PERIOD                                                                    95,584
                                                                                        -----------

CASH, END OF PERIOD                                                                     $     7,100
                                                                                        ===========




                See notes to consolidated financial statements.







10-QSB Report for Period Ended June 30, 1997                     Page 5 of 14

                         ADVANTAGE LIFE PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE A - GENERAL

The financial statements of Advantage Life Products, Inc. ("Advantage Life" or the "Company") as of June 30, 1997 and for the three and six months then ended are unaudited and, in the opinion of Advantage Life, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the April 30, 1996 Audited Financial Statements. All such adjustments made were of a normal recurring nature. Advantage Life's significant accounting policies are described in the notes to the April 30, 1996 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein. On April 25, 1997 the Company's Board of Directors approved a change of the Company's year end from April 30 to December 31, to match the fiscal year end of its only operating subsidiary, Treasure Rockhound Ranches, Inc. ("Treasure Rockhound").

In mid-1995, Advantage Life entered into an agreement and plan of merger under which Environmental Professionals, a New Jersey based environmental services firm would merge with Advantage Acquisition, Inc., a newly formed acquisition subsidiary of Advantage Life. The surviving entity would be Environmental Professionals, Inc. ("Environmental Professionals"). Environment Professionals provided various environmental remediation services to industrial clients, major oil companies and environmental consultants. In May 1996, as the result of the insolvency of a major customer, and Environmental Professionals' inability to obtain other sources of funding, Environmental Professionals was unable to meet its current obligations and ceased operations. Environmental Professionals had pledged vehicles on loans to a bank, and in addition, had pledged all other assets, including its accounts receivable, tangible and intangible assets on a line of credit to the same bank. The bank filed an action and took possession of Environmental Professionals assets, and a Statutory Receiver was appointed in August of 1996. As a result of the circumstances surrounding the current status of Environmental Professionals, i.e. Advantage Life does not have control of Environmental Professionals, management has decided to deconsolidate Environmental Professionals.

On February 21, 1997, Advantage Life and its newly formed subsidiary, Advantage Life Acquisition One, Inc. ("Advantage Life Acquisition"), a Florida corporation entered into an Agreement and Plan of Reorganization by and among Advantage Life and its subsidiary, Advantage Life Acquisition and Channel America Broadcasting, Inc. and its subsidiary, Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding's subsidiary, Treasure Rockhound (the "Agreement and Plan of Reorganization") for 6,000,000 shares of Advantage Life's restricted common stock, a note payable to Technology Holdings for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings totaling approximately $658,000. The primary business of Treasure Rockhound is owning and operating recreational resorts and recreational vehicle ("RV") campgrounds located across the United States. Treasure Rockhound, in business since 1974, operates through its private membership organization, Camper Ranch Club of America ("Camper Ranch Club"), offering its members six recreational resorts located in Arizona, New Mexico and Texas. Treasure Rockhound owns approximately 5,100 acres and leases approximately 12,000 other acres from individuals, states and the federal government. Camper Ranch Club has a total membership of over 8,500 with 5,300 active dues-paying members.

NOTE B - COMMON & PREFERRED STOCK

COMMON STOCK - The Company has authorized 25,000,000 shares of common stock at $0.16 par value. As of June 30, 1997, 12,778,095 shares were issued and outstanding.

In October 1994, Advantage Life effected a 1 for 3 reverse stock split. In August 1995, Advantage Life effected a 1 for 20 reverse stock split, and on the same date effected a 100% stock dividend. On June 24, 1996, Advantage Life effected a 1 for 20 reverse stock split. All





10-QSB Report for Period Ended June 30, 1997                     Page 6 of 14
common stock transactions have been retroactively restated for all periods presented as a result of these reverse stock splits and stock dividends.

In June 1996, Advantage Life issued 455 post-split shares to adjust for the 1 for 20 reverse stock split of June 24, 1996. In July 1996, Advantage Life issued 300,000 post-split shares to Vietri Investments, Ltd. for services provided to the Company. In October 1996, Advantage Life entered into a Capital Stock Purchase Agreement for the sale of 1,000,000 post-split shares to Cimtran for a total consideration of $500,000. Under the terms of this Capital Stock Purchase Agreement, Advantage received $85,000 in cash and a promissory note from Cimtran in the principal amount of $415,000 which was to mature August 31, 1997. Pursuant to the terms of the Agreement and Plan of Reorganization, the promissory note was forgiven.

In February 1997, the Company issued 10,000,000 shares of restricted common stock for cash and promissory notes receivable to two directors of the Company. Pursuant to the Agreement and Plan of Reorganization, 6,700,000 shares of the 10,000,000 shares issued to the directors, were returned to the Company in exchange for the cancellation and/or reduction of the promissory notes receivable related to this transaction. Also in February 1997, the Company issued 6,000,000 shares of restricted common stock which was a part of the total payment to Technology Holdings in the Agreement and Plan of Reorganization. In March 1997, the Company issued 929,598 shares of restricted common stock in settlement of an outstanding judgment awarded to Guthy-Renker Corporation. Also in March 1997, the Company issued shares pursuant to a Private Offering Memorandum for the sale of 1,000,000 shares of restricted common stock to an unrelated third party. The Company received an 8% promissory note for $275,000 (which was to mature on August 15, 1997, and has been extended to November 15, 1997) and cash of $475,000. In June 1997, the Company filed a Form S-8, and registered 250,000 shares of common stock in connection with an employee benefit plan whereby individuals received shares of common stock in lieu of cash compensation otherwise payable to them.

PREFERRED STOCK - The Company has authorized 1,250,000 shares of preferred stock at no par value. Without the approval of the stockholders, the Company's Board of Directors has the power to designate and issue classes of preferred stock and determine the rights and preferences of each class of the preferred stock. The rights and preferences of the preferred stock so determined may adversely affect the voting power and dividends of the common stock. As of June 30, 1997, 1,000,001 shares of preferred stock were issued and outstanding.

SERIES A PREFERRED STOCK - The Board of Directors has established this series with 1,200,000 shares authorized, no par value. The Series A Preferred Stock has no voting rights except as provided by operation of law, is not convertible into common stock, shall be entitled to receive dividends as declared by the Board of Directors and is redeemable by the Company.

On November 19, 1996, the Company's Board of Directors adopted a resolution providing for the issuance of a series of its authorized preferred stock, designated Series A Preferred Stock, having no par value. On February 21, 1997, the Company sold 1,000,000 shares of Series A Preferred Stock to Advantage Holdings, Inc., an unrelated entity, owned by Advantage Life's former President and Chairman of the Board, Alan Lipstein, in exchange for a promissory note receivable for $1,000,000, the principal of which is payable in three equal annual installments beginning February 22, 1998. Interest, at an annual rate of 8% shall be payable on the outstanding principal balance of the promissory note on a quarterly basis, and the preferred shares shall be held by Advantage Life as collateral for the transaction. Advantage Holdings, Inc. also has an option to acquire an additional 4,000,000 shares of preferred stock for a purchase price of $1.00 per share, upon an increase of Advantages Life's authorized preferred stock from 1,250,000 to 25,000,000 preferred shares.

SERIES B PREFERRED STOCK - The Board of Directors has established this series with 20 shares authorized, no par value, $100,000 face value. The Series B Preferred Stock has no voting rights except as provided by operation of law, is convertible into common stock, shall be entitled to receive dividends as declared by the Board of Directors and is redeemable by the Company.






10-QSB Report for Period Ended June 30, 1997                     Page 7 of 14

On April 25, 1997, the Company's Board of Directors adopted a resolution providing for the issuance of a series of its authorized preferred stock, designated Series B Preferred Stock, having no par value and a face value of $100,000. On April 28, 1997, the Company issued one share of Series B preferred stock, in exchange for $100,000 in cash.

NOTE C - ACQUISITION OF TREASURE ROCKHOUND RANCHES, INC.

On February 21, 1997 Advantage Life and its newly formed subsidiary, Advantage Life Acquisition entered into an Agreement and Plan of Reorganization by and among Advantage Life and its subsidiary, Advantage Life Acquisition and Channel America Broadcasting, Inc. and its subsidiary, Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding's subsidiary, Treasure Rockhound Ranches, Inc. for 6,000,000 shares of Advantage Life's restricted common stock, a note payable to Technology Holdings for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings totaling approximately $658,000. The primary business of Treasure Rockhound is owning and operating RV campgrounds located across the United States. Treasure Rockhound, in business since 1974, operates through its private membership organization, Camper Ranch Club, offering its members six recreational resorts located in Arizona, New Mexico and Texas. Treasure Rockhound owns approximately 5,100 acres and leases approximately 12,000 other acres from individuals, states and the federal government. Camper Ranch Club has a total membership of over 8,500 with 5,300 active dues-paying members. Advantage Life assumed the debts, liabilities and obligations of Treasure Rockhound set forth on the balance sheet of Treasure Rockhound contained in the Reorganization Agreement in the same manner as if Advantage had itself incurred them.




10-QSB Report for Period Ended June 30, 1997                     Page 8 of 14

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW

Advantage Life was organized under the laws of the State of Colorado in 1986, and subsequently reorganized as a Delaware corporation in 1994.

In 1993, Advantage Life acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately owned, New York based cosmetics marketing company. In 1994, Lasting Cosmetics entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") for the distribution of a certain product via infomercials. Due to difficulties with the airing of the infomercials (See Item 1. Legal Proceedings), Advantage Life attempted to sell the product directly to salons via direct marketing methods in early 1995. Direct marketing also failed and Advantage Life decided to discontinue this operation and is in the process of winding up the affairs of Lasting Cosmetics.

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

On February 21, 1997 Advantage Life and its newly formed acquisition subsidiary Advantage Life Acquisition entered into the Agreement and Plan of Reorganization by and among Advantage Life, Advantage Life Acquisition, Channel America Broadcasting, Inc. and Technology Holdings, Inc., a wholly owned subsidiary of Channel America Broadcasting, Inc. to acquire 100% of the issued and outstanding stock of Technology Holdings, Inc.'s wholly owned subsidiary Treasure Rockhound. To acquire Treasure Rockhound, Advantage Life agreed to pay Technology Holdings, Inc. 6,000,000 shares of Advantage Life's restricted common stock, a promissory note payable for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings, Inc. totaling approximately $658,000. Treasure Rockhound owns and operates six RV parks and campgrounds in three Southwestern states.

PLAN OF OPERATIONS

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

The Company also plans to enter the gaming industry, in the form of gaming vessels. The Company plans to own and operate cruise ships primarily engaged in the business of operating day cruises offering casino gambling to its passengers, after the ship reaches "international waters". The cruises will include a variety of shipboard activities including dining, sightseeing, live music and entertainment, however the primary operation of the business will be its casinos. The Company is currently in negotiations with two companies involved in the operation of gaming vessels, and expects to enter into a definitive acquisition or merger agreement shortly. There can


10-QSB Report for Period Ended June 30, 1997                     Page 9 of 14
be no assurance given that Advantage Life will be able to complete said agreement, or if so completed, successfully operate such gaming vessels at a profitable level.

LIQUIDITY AND CAPITAL RESOURCES

Advantage Life has incurred operation losses for years ended April 30, 1995 and 1996 of $1,665,000 and $6,466,000 respectively, and for the period from May 1, 1996 to June 30, 1997, the Company has lost approximately $6,000,000, which have adversely reduced Advantage Life's liquidity and capital resources. Much of the losses incurred during the 14 month period ended June 30, 1997 is a result of write-offs, allowances for potential judgments and claims, and the settlement of lawsuits. The Company anticipates additional losses for the six months ending December 31, 1997 of approximately $500,000. In addition, Advantage Life's new acquisition, Treasure Rockhound requires addition capital infusion to expand its base business and acquire additional RV parks and campgrounds. The future success of Advantage Life will depend upon management's ability to attain and maintain profitable operations, to obtain favorable financing arrangements and to raise additional capital.

Advantage Life has sought to raise capital to expand its business operations by the sale of its common and preferred stock. In February 1997, Advantage Life sold 1,000,000 shares of Series A Preferred Stock to Advantage Holdings, Inc., an unrelated entity, owned by the Company's former President and Chairman of the Board, Alan Lipstein, in exchange for a promissory note totaling $1,000,000. Advantage Holdings, Inc. also has an option to acquire an additional 4,000,000 shares of preferred stock for a purchase price of $1.00 per share upon an increase of Advantage Life's authorized preferred stock from 1,250,000 to 25,000,000 authorized preferred shares. In March 1997, the Company sold 1,000,000 shares of common stock in a private sale for cash and a promissory note. In April 1997, the Company sold one share of Series B preferred stock for $100,000 in cash. In June 1997, the Company filed a Form S-8 for 250,000 shares of common stock in connection with an employee benefit plan whereby individuals received shares of common stock in lieu of cash compensation otherwise payable to them.

Advantage Life's cash requirements are expected to be obtained from the proceeds of the issuance of its securities. The timing and nature of the proposed sale of Advantage Life's debt or equity securities are uncertain as Advantage Life has not yet received a commitment from a broker-dealer to underwrite the sale of its securities. While Advantage Life is negotiating with several broker-dealers to underwrite the sale of its securities, there can be no assurance given that Advantage Life will be successful in negotiating an acceptable agreement with a broker-dealer. If the Company is unable to reach an agreement with a broker-dealer to underwrite its securities, it will likely attempt to sell its securities without the assistance of a broker-dealer.

Advantage Life's subsidiary, Treasure Rockhound, principally meets its cash requirements from operating cash flows. Management anticipates making improvements to properties in this subsidiary. These improvements will be funded using cash flows from operations and/or bank borrowings.



10-QSB Report for Period Ended June 30, 1997                     Page 10 of 14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are defendants in various legal actions which arise in the normal course of business. In addition, the Company is a party in the following legal proceedings:

MICHAEL ACKERMAN VS. ADVANTAGE LIFE PRODUCTS, INC.

In 1994, Michael Ackerman, former President of Lasting Cosmetics filed suit in the Superior Court of the State of California for the County of Orange against the Company asserting that the Company defaulted on a note and security agreement and sought recovery of damages and costs. In June 1996, a judgment by default was entered against the Company in the amount of $237,755 in compensatory damages and $122,948 in interest, attorney's fees and costs. The Company 's management and the Plaintiff's attorney are currently in negotiations to settle this matter with restricted common stock of the Company.

FIRST CLASS MARKETING, INC. VS. ADVANTAGE LIFE PRODUCTS, INC.

On 1995, First Class Marketing, Inc. filed suit in the Superior Court of the State of California for the County of San Diego against the Company asserting that the Company was in breach of contracts entered into between the Company and First Class Marketing, Inc. and sought recovery of damages and costs. In February 1997, a judgment by default was entered against the Company in the amount of $28,367 in principal and $62,420 in attorney's fees and costs. On September 2, 1997, the Company's management and the Plaintiff entered into a settlement agreement whereby the Company would issue 200,000 shares of its restricted common stock with registration rights.

GUTHY-RENKER CORPORATION VS. ADVANTAGE LIFE PRODUCTS, INC.

On 1995, Guthy-Renker Corp. ("GRC") filed suit in the Superior Court of the State of California for the County of Los Angeles against the Company for Breach of Written Contract, Conversion, Negligent Misrepresentation, Bad Faith Denial of the Existence of a Contract, Dissolution and Accounting, False Designation or Origin and False Description, Rescission and Restitution, Defamation, Declaratory Relief, and Injunctive Relief. and sought recovery of damages and costs of approximately $4,500,000. On November 15, 1996, a default judgment was entered in favor of GRC against the Company providing that among other things, (a) GRC recover from the Company the sum of $1,924,945 (the "Monetary Award") and (b) the Company shall provide to GRC a written option (the "Option Award") entitling GRC to purchase at least 400,000 unrestricted shares of the Company's common stock at an option price no greater than $0.63 (or, if the common stock is trading at less than $0.75 per share at the time of the exercise of the option, at a 15% discount from the trading price of the common stock) (the "Default Judgment"). On January 15, 1997, the Company and GRC entered into a settlement agreement (the "GRC Settlement Agreement") whereby the Company would deliver 25,000 unrestricted shares of its stock (the "Distribution Shares"). The Company also agreed to issue 929,598 shares of restricted common stock (the "Restricted Stock"). The Company further agreed to cause the Restricted Stock to be registered (the "Registered Stock") on or before April 30, 1997 and become unrestricted and marketable on or before November 1, 1997. In the event that the Restricted Stock has not become unrestricted and marketable on or before July 1, 1997, GRC shall be entitled to a cash payment by the Company in the amount of $22,000 per month (the "Monthly Payment") or at the Company's election, deliver to GRC the equivalent of the sum of $22,000 in registered, unrestricted and marketable common stock of the Company, until the earlier of (a) the date GRC is in receipt of the Registered Stock or (b) November 1, 1997. The parties to the GRC Settlement Agreement agree that in lieu of collecting the Monthly Payment, GRC may, at its sole election, add any Monthly Payment(s) to the Default Judgment at twice the amount of each outstanding Monthly Payment. The Company acknowledges and agrees that if GRC is required to seek enforcement of the Default Judgment, any Monthly Payment(s) shall become a part of the Default Judgment as though such payment(s) were initially awarded to GRC. If liquidation of the Distributed Shares and the Restricted Shares (the "Liquidation Amount") results in a payment of less than the Monetary Award, the Company shall pay to GRC the difference between Monetary


10-QSB Report for Period Ended June 30, 1997                     Page 11 of 14

Award and the Liquidation Amount, in a form agreed to by GRC and the Company. If and when the GRC Settlement Agreement is completely satisfied by the Company, GRC shall relinquish and forgo its right to seek enforcement of the Default Judgment against the Company, including without limitation, enforcement of the Option Award and the Monetary Award.

NATIONAL NETWORK MARKETING, INC., ET AL. VS. ADVANTAGE LIFE PRODUCTS, INC.

In 1995, National Network Marketing, Inc. ("National Network Marketing") filed suit in the Superior Court of the State of California for the County of Orange against the Company asserting that the Company was in breach of contracts entered into between the Company and National Network Marketing and sought recovery of damages and costs. In December 1995, a stipulated settlement (the "Stipulation") was agreed to in the amount of $90,625 (the "Monetary Award"). The Stipulation also provided for the issuance of 25,000 shares of unregistered common stock ("the Restricted Stock") of the Company, which shares were issued. The Stipulation further provided that the Company agreed to cause the Restricted Stock to be registered (the "Registered Stock") and become unrestricted and marketable on or before September 30, 1996. If liquidation of the Restricted Shares (the "Liquidation Amount") results in a payment of less than the Monetary Award, the Company shall pay to National Network Marketing the difference between Monetary Award and the Liquidation Amount, in a form agreed to by National Network Marketing and the Company. If the Company fails to meet any of the terms of the Stipulation, this matter shall be referred to binding arbitration under the supervision of the American Arbitration Association upon the election of either party following written notice of breach from National Network Marketing to the Company. The Company's management and the Plaintiff's attorney are currently in negotiations to settle this matter for restricted common stock of the Company.

FELDSOTT, LEE & FEINBERG, A LAW PARTNERSHIP VS. ADVANTAGE LIFE PRODUCTS, INC.

In 1996, Feldsott, Lee & Feinberg ("Feldsott") filed suit in the Superior Court of the State of California for the County of Orange against the Company asserting that the Company was in breach of contract and sought recovery of damages and costs. In April 1997, a judgment by default was entered against the Company in the amount of $77,135 in principal and $13,241 in interest, attorney's fees and cost. The Company's management and the Plaintiff's attorney are currently in negotiations to settle this matter for restricted common stock of the Company.

MORE DIRECT RESPONSE, INC. VS. ADVANTAGE LIFE PRODUCTS, INC.

On December 1, 1994, More Direct Response, Inc. ("More Direct") filed suit in the Superior Court of the State of California for the County of Orange against the Company alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Breach of Trust, Constructive Fraud, Fraud and Imposition and Enforcement of Constructive Trust and sought recovery of damages and costs. Prior to December 1994, the Company entered into a marketing agreement with Regal Best, Inc. related to the Company's product line, CigArrest. Regal Best, Inc. defaulted on the terms of said marketing agreement, which triggered a default on the CigArrest Plan and Gum Distribution Agreement entered into in January 1989 by and between More Direct and the Company (the "Distribution Agreement"). Based on the terms of the Distribution Agreement, both parties submitted to binding arbitration to settle the above mention allegations. On June 12, 1996, the arbitrator awarded More Direct damages in the amount of $458,625 plus interest at 10% per annum from September 27, 1993 and administrative and arbitration fees. The Company's management expects settle this matter for a considerable discount.

LAWSUITS INVOLVING ENVIRONMENTAL PROFESSIONALS

There are various lawsuits against Environmental Professionals, however Environmental Professionals is an inactive, unconsolidated subsidiary of the Company, and in the opinion of the Company any claims that creditors have or may have against Environmental Professionals will not enure to the Company. Management is not aware of any liabilities of Environmental Professionals that may incur as a result of the violation of environmental laws.




10-QSB Report for Period Ended June 30, 1997                     Page 12 of 14

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

Advantage Life intends to file an Information Statement with the Securities and Exchange Commission to (1) change the Company's name to Advantage Enterprises, Inc., (2) increase the number of shares of the Company's preferred stock from 1,250,000 to 25,000,000, (3) increase the number of shares of the Company's common stock from 25,000,000 to 100,000,000.

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #     DESCRIPTION OF DOCUMENT

   3.01       Agreement and Plan of Reorganization by and among Advantage
              Life Products, Inc., Advantage Life Acquisition One, Inc., Treasure Rockhound Ranches, Inc., Technology Holdings, Inc., Channel America Broadcasting, Inc., Alan Lipstein, Gerald Norton, Vietri Investments and Roscom Limited, dated February 21, 1997.(a)

   21         Subsidiaries of the Registrant

   27         Financial Data Schedule (for SEC use only)




(B)      REPORTS ON FORM 8-K

A report on Form 8-K was filed, reporting events occurring February 21, 1997 reporting the acquisition of the assets of Treasure Rockhound on April 10, 1997, and subsequently amended on Form 8-K/A on April 30, 1997.

- ------------------

         (a) Filed as an Exhibit to Report on Form 8-K dated February 21, 1997.




10-QSB Report for Period Ended June 30, 1997                     Page 13 of 14

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANTAGE LIFE PRODUCTS, INC.

                                        --------------------------------------
                                        (Registrant)

Date  September 10, 1997                s/Richard J. Diamond
      -------------------               --------------------------------------
                                        Richard J. Diamond
                                        Chairman, President & CEO

Date  September 10, 1997                s/Donald R. Mastropietro
      -------------------               --------------------------------------
                                        Donald R. Mastropietro
                                        Vice President of Finance & CFO





10-QSB Report for Period Ended June 30, 1997                     Page 14 of 14