Form 10QSB
period 1997-09-30
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1997-11-10
CIK 824840

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997
                                                 ------------------------------

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from               to
                                                 -------------    -------------

                           Commission File No. 0-17414
                                               -------

                          ADVANTAGE LIFE PRODUCTS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


      Delaware                                              33-0213733
--------------------------------------       -----------------------------------
     (State of Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


         10006 North Dale Mabry Highway, Suite 210, Tampa, Florida 33618
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)


                                 (813) 265-2698
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


             1509 S. Florida Ave., Suite 3, Lakeland, Florida 33803
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last year.)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X     No
                               ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1997, the Company had 14,578,095 shares of Common Stock outstanding, $0.16 par value.


================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 1 of 16

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                    UNAUDITED
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

================================================================================

                                     ASSETS

 CURRENT ASSETS:
  Cash                                                          $        10
  Notes receivable                                                1,661,050
  Other receivables                                                 172,975
  Other current assets                                               29,508
                                                                -----------
    Total current assets                                          1,863,543

Fixed assets-net                                                  1,688,790
Goodwill-net                                                      2,249,251
Other assets                                                        102,542
                                                                -----------
       TOTAL ASSETS                                             $ 5,904,126
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable and amounts due individuals                      $ 1,152,547
  Accounts payable                                                  844,350
  Other accrued expenses                                            219,835
  Other current liabilities                                         211,416
                                                                -----------
       Total current liabilities                                  2,428,148

Long-term debt                                                      370,825
Convertible debentures                                              357,000
Contingent liabilities                                              867,001
Other                                                               311,854
                                                                -----------
       TOTAL LIABILITIES                                          4,334,828
                                                                -----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: 1,250,000
     authorized; 1,000,001 shares issued and
     outstanding                                                  1,100,000
Common stock, $0.16 par value; 25,000,000 shares
authorized; 13,078,095 shares issued and
outstanding; 2,000,000 shares issued and held in escrow           1,205,225
Accumulated deficit                                                (735,927)
                                                                -----------
      TOTAL STOCKHOLDERS' EQUITY                                  1,569,298
                                                                -----------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $ 5,904,126
                                                                ===========

                 See notes to consolidated financial statements

================================================================================

10-QSB Report for Period Ended September 30, 1997                 Page 2 of 16

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                    UNAUDITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                       Three Months Ended     Nine Months Ended
                                       September 30, 1997     September 30, 1997
                                       ------------------     ------------------

Revenue                                   $    204,404           $    541,499

Cost of sales                                   93,433                332,857
General and administration                     436,694                709,178
Amortization of goodwill                        39,006                 91,014
                                          ------------           ------------

Loss from operations                          (364,729)              (591,550)

Interest expense                                28,336                 64,940
Interest income                                  3,674                (64,386)
Other (income) expense                               0                    473
                                          ------------           ------------

NET LOSS                                  $   (396,739)          $   (592,577)
                                          ============           ============

NET LOSS PER SHARE                        $     (0.031)          $     (0.054)
                                          ============           ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        12,870,486             10,977,823
                                          ============           ============





                See notes to consolidated financial statements.

================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 3 of 16

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                    UNAUDITED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

================================================================================


                                           Preferred Stock                    Common Stock             Paid in
                                        Shares          $               Shares            $            Capital         Deficit
                                     -----------     -----------     -----------     -----------     -----------     -----------
BALANCE, January 1, 1997                                               1,598,497     $   255,760     $ 7,012,431     $  (143,350)

Adjustment to reflect reverse
  purchase acquisition of
  Treasure Rockhound
  Ranches, Inc.                                                                         (887,271)     (9,712,466)

Issuance as part of acquisition
  costs of Treasure Rockhound
  Ranches, Inc.                                                        6,000,000         960,000         466,800

Proceeds from sale of
  common stock                                                         4,000,000         640,000       1,070,000

Issuance in settlement of
  judgments                                                            1,229,598         196,736         722,620

Issuance for services rendered                                           250,000          40,000         440,615

Issuance of Series A, Non-
  convertible Preferred Stock,
  no par value                         1,000,000     $ 1,000,000

Issuance of Series B, Convertible
  Preferred Stock, no par
  value, $100,000 face value                   1         100,000

Net loss                                                                                                                (592,577)
                                     -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, September 30, 1997            1,000,001     $ 1,100,000      13,078,095     $ 1,205,225     $        (0)    $  (735,927)
                                     ===========     ===========     ===========     ===========     ===========     ===========






                 See notes to consolidated financial statements

================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 4 of 16

                 ADVANTAGE LIFE PRODUCTS, INC. AND SUBSIDIARIES
                                    UNAUDITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

                                                           Nine Months Ended
                                                           September 30, 1997
                                                           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (592,577)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                  126,443
     Increase in current assets                                    (146,198)
     Increase in accounts payable                                   150,360
     Decrease in other current liabilities                             (669)
                                                                -----------

NET CASH USED IN OPERATING ACTIVITIES                              (462,641)
                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable                                                  (1,096,110)
                                                                -----------

NET CASH USED IN INVESTING ACTIVITIES                            (1,096,110)
                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stock              1,506,123
Notes payable                                                       (42,946)
                                                                -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,463,177
                                                                -----------

NET CHANGE IN CASH                                                  (95,574)

CASH, BEGINNING OF PERIOD                                            95,584
                                                                -----------

CASH, END OF PERIOD                                             $        10
                                                                ===========



                 See notes to consolidated financial statements

================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 5 of 16

                          ADVANTAGE LIFE PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE A - GENERAL

The financial statements of Advantage Life Products, Inc. ("Advantage Life" or the "Company") as of September 30, 1997 and for the three and nine months then ended are unaudited and, in the opinion of Advantage Life, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the April 30, 1996 Audited Financial Statements. All such adjustments made were of a normal recurring nature. Advantage Life's significant accounting policies are described in the notes to the April 30, 1996 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein. On April 25, 1997 the Company's Board of Directors approved a change of the Company's year end from April 30 to December 31, to match the fiscal year end of its only operating subsidiary, Treasure Rockhound Ranches, Inc. ("Treasure Rockhound").

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

On February 21, 1997, Advantage Life and its newly formed subsidiary, Advantage Life Acquisition One, Inc. (Advantage Life Acquisition"), a Florida corporation entered into an Agreement and Plan of Reorganization by and among Advantage Life and its subsidiary, Advantage Life Acquisition and Channel America Broadcasting, Inc. and its subsidiary, Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding's subsidiary, Treasure Rockhound (the "Agreement and Plan of Reorganization") for 6,000,000 shares of Advantage Life's restricted common stock, a note payable to Technology Holdings for $750,000 and Advantage Life assumed certain liabilities of Technology Holdings totaling approximately $658,000. The primary business of Treasure Rockhound is owning and operating recreational resorts and recreational vehicle ("RV") campgrounds located across the United States. Treasure Rockhound, in business since 1974, operates through its private membership organization, Camper Ranch Club of America ("Camper Ranch Club"), offering its members six recreational resorts located in Arizona, New Mexico and Texas. Treasure Rockhound owns approximately 5,100 acres and leases approximately 12,000 other acres from individuals, states and the federal government. Camper Ranch Club has a total membership of over 8,500 with 5,300 active dues-paying members.



NOTE B - COMMON & PREFERRED STOCK

COMMON STOCK - The Company has authorized 25,000,000 shares of common stock at $0.16 par value. As of September 30, 1997, 13,078,095 shares were issued and outstanding.

In October 1994, Advantage Life effected a 1 for 3 reverse stock split. In August 1995, Advantage Life effected a 1 for 20 reverse stock split, and on the same date effected a 100% stock dividend. On June 24, 1996, Advantage Life effected a 1 for 20 reverse stock split. All




================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 6 of 16
common stock transactions have been retroactively restated for all periods presented as a result of these reverse stock splits and stock dividends.

In June 1996, Advantage Life issued 455 post-split shares to various shareholders to adjust for the 1 for 20 reverse stock split of June 24, 1996. In July 1996, Advantage Life issued 300,000 post-split shares to Vietri Investments, Ltd. ("Vietri") for services provided to the Company. In August 1996, Advantage Life entered into a Capital Stock Purchase Agreement for the sale of 200,000 post-split shares to Cimtran, Ltd. ("Cimtran"), an unrelated entity, for a total consideration of $2,500,000. Under the terms of the Capital Stock Purchase Agreement, Advantage Life was to receive $100,000 in cash and a promissory note from Cimtran in the principal amount of $2,400,000 which matures August 31, 1997. This Capital Stock Purchase Agreement was subsequently rescinded. In October 1996, Advantage Life entered into a Capital Stock Purchase Agreement for the sale of 1,000,000 post-split shares to Vietri for a total consideration of $500,000. Under the terms of this Capital Stock Purchase Agreement, Advantage received $85,000 in cash and a promissory note from Vietri in the principal amount of $415,000 which was to mature August 31, 1997. Pursuant to the terms of the Agreement and Plan of Reorganization the promissory note was forgiven.

In February 1997, the Company issued 10,000,000 shares of restricted common stock for cash and promissory notes receivable to two directors of the Company. Pursuant to the Agreement and Plan of Reorganization, 6,700,000 shares of the 10,000,000 shares issued to the directors, were returned to the Company in exchange for the cancellation of the promissory notes receivable related to this transaction. Also in February 1997, the Company issued 6,000,000 shares of restricted common stock which was a part of the total payment to Technology Holdings in the Agreement and Plan of Reorganization. In March 1997, the
Company issued 929,598 shares of restricted common stock in settlement of an outstanding judgment awarded to Guthy-Renker Corporation. Also in March 1997, the Company issued shares pursuant to a Private Offering Memorandum for the sale of 1,000,000 shares of restricted common stock to an unrelated third party. The Company received an 8% promissory note for $275,000 (which was to mature on August 15, 1997, and has been extended to November 15, 1997) and cash of $475,000. In June 1997, the Company filed a Form S-8, and registered 250,000 shares of common stock in connection with an employee benefit plan whereby individuals received shares of common stock in lieu of cash compensation otherwise payable to them. In August 1997 the Company issued 100,000 shares of the Company's restricted common stock to Power Media Marketing, Inc. and Eric Shaw pursuant to a settlement agreement relating an outstanding debt. In September 1997 the Company approved issuance of a 12 % Senior Subordinated Convertible Redeemable Debenture in the aggregate principal amount not exceeding $357,000 to Karela Giselle Party Ltd. and LNP Investments, Ltd. collateralized by 2,000,000 shares of the Company's common stock. The shares were issued and are being held in escrow, pending conversion of the debenture. Also in September 1997 the Company issued 200,000 shares of the Company's restricted common stock to First Class Marketing, Inc. pursuant to an agreement relating to the settlement of a judgment against the Company.


PREFERRED STOCK - The Company has authorized 1,250,000 shares of preferred stock at no par value. Without the approval of the stockholders, the Company's Board of Directors has the power to designate and issue classes of preferred stock and determine the rights and preferences of each class of the preferred stock. The rights and preferences of the preferred stock so determined may adversely affect the voting power and dividends of the common stock. As of September 30, 1997, 1,000,001 shares of preferred stock were issued and outstanding.


SERIES A PREFERRED STOCK - The Board of Directors has established this series with 1,200,000 shares authorized, no par value. The Series A Preferred Stock has no voting rights except as provided by operation of law, is not convertible into common stock, shall be entitled to receive dividends as declared by the Board of Directors and is redeemable by the Company.

On November 19, 1996, the Company's Board of Directors adopted a resolution providing for the issuance of a series of its authorized preferred stock, designated Series A Preferred Stock,






================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 7 of 16
having no par value. On February 21, 1997, the Company sold 1,000,000 shares of Series A Preferred Stock to Advantage Holdings, Inc., an unrelated entity, owned by Advantage Life's former President and Chairman of the Board, Alan Lipstein, in exchange for a promissory note receivable for $1,000,000, the principal of which is payable in three equal annual installments beginning February 22, 1998. Interest, at an annual rate of 8% shall be payable on the outstanding principal balance of the promissory note on a quarterly basis, and the preferred shares shall be held by Advantage Life as collateral for the transaction. Advantage Holdings, Inc. also has an option to acquire an additional 4,000,000 shares of preferred stock for a purchase price of $1.00 per share, upon an increase of Advantages Life's authorized preferred stock from 1,250,000 to 25,000,000 preferred shares.


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



NOTE C- NOTES PAYABLE

    Note payable to a company at 10% per annum interest, interest payable quarterly, due in three equal annual installments, beginning on February 21, 1998 through 2001, having as
    collateral stock of Treasure Rockhound Ranches, Inc.              $  750,000

    Mortgage payables to banks and individuals at 10-10.52% per annum interest, payable in monthly installments including
    interest aggregating $9,309, due February 1998 through 2001, having as collateral land, buildings, and equipment located at
    Company's RV campgrounds.                                            456,457

    Notes payable to individuals, non-interest bearing, due
    November 10, 1997                                                    150,000

    Notes payable to banks at 11-14% per annum interest, payable in monthly installments including interest aggregating $622, due February 1998 through August 2000, having as collateral
    equipment located at RV campgrounds                                   10,340

    Note payable to a company at 8% per annum interest, due
    December 31, 1996                                                      6,625

                                                                      ----------
    Total note and mortgages payable                                   1,373,422

    Less current portion                                               1,002,597

                                                                      ----------
    Long term notes and mortgages                                     $  370,825
                                                                      ==========







================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 8 of 16

The Company issued a promissory note in the amount of $6,625 which is currently in default to an unrelated third party.

On September 25, 1997 the Company issued notes payable to two former officers and directors for payment of compensation owed them in the amounts of $40,000 and $110,000, in conjunction with a settlement agreement between these individuals and the Company. This settlement agreement was rescinded on October 21 and these notes were subsequently canceled.

On February 21, 1997 the Company issued a note payable in the amount of $750,000 in conjunction with the acquisition of Treasure Rockhound Ranches, Inc. (See NOTE A). This note provides for interest at a rate of 8% per annum, payable quarterly. This note is collateralized by 3,000,000 shares of common stock of Treasure Rockhound Ranches, Inc. The Company is in default on interest payments relating to this note and has received notice from the noteholder of its intention to foreclose and accelerate the note and take possession of the collateral.

In September 1997, the Company issued a $357,000, 12% Senior Subordinated Convertible Redeemable Debenture (the "Debenture") due in September 1999. The Debenture was issued to corporations located outside of the United States. The holders of the Debenture are entitled, at their option, at any time commencing 41 days after issue to convert any or all of the original principal amount of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 70% of the low bid price for the Company's common stock on the date immediately preceding the date of subscription, or 70% of the low bid price on the day immediately preceding conversion, whichever is lower. The Company delivered into escrow 2,000,000 free trading shares as collateral to be used to satisfy the conversion requirements in the event that the Company fails to convert in a timely manner.


NOTE D- ACQUISITION OF CASINO'S INTERNATIONAL, INC.

On September 24, 1997 Advantage Life entered into a Purchase Agreement by and among Advantage Life and ECO2, Inc. ("ECO2"), a Delaware corporation, to acquire 100% of the issued and outstanding shares of ECO2's subsidiary, Casinos International, Inc. ("Casinos"), a Florida Corporation, by the Company's delivery of its promissory note, in the original principal amount of $550,000 and the Company's common stock valued at $750,000. The note was to be payable in three equal annual installments beginning September 24, 1998. Interest, at an annual rate of 8%, shall be payable on the outstanding principal balance of the promissory note on a quarterly basis. The balance of the purchase price, in the amount of $750,000 shall be paid in the form of restricted common stock of the Company. These restricted shares shall be issued based on the average of the bid and ask price of the Company's common stock, as quoted on the Nasdaq on the close of business on September 23, 1997, or 23/64 ($.359375) discounted 50% to reflect the restricted (144) legend placed on the shares being issued. The Corporation was to issue to ECO2 at the Closing 4,173,913 shares of restricted
(144) common stock representing the balance of the payment of the purchase price. On October 24, 1997 this transaction had not closed, and was mutually rescinded.



================================================================================

10-QSB Report for Period Ended September 30, 1997                   Page 9 of 16

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

The Company also plans to enter the gaming industry, in the form of gaming vessels. The Company plans to own and operate cruise ships primarily engaged in the business of operating day cruises offering casino gambling to its passengers, after the ship reaches "international waters". The cruises will include a variety of shipboard activities including dining, sightseeing, live music and entertainment, however the primary operation of the business will be its casinos. The Company is currently in negotiations with two companies involved in the operation of gaming vessels, and expects to enter into a definitive acquisition or merger agreement shortly. There can be no assurance given that Advantage Life will be able to complete said agreement, or if so completed, successfully operate such gaming vessels at a profitable level.





================================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 10 of 16

LIQUIDITY AND CAPITAL RESOURCES

Advantage Life has incurred operation losses for years ended April 30, 1995 and 1996 of $1,665,000 and $6,466,000 respectively, and for the period from May 1, 1996 to September 30, 1997, the Company has lost approximately $6,250,000, which have adversely reduced Advantage Life's liquidity and capital resources. Much of the losses incurred during the 17 month period ended September 30, 1997 is a result of write-offs, allowances for potential judgments and claims, and the settlement of lawsuits. The Company anticipates additional losses for the three months ending December 31, 1997 of approximately $250,000. In addition, Advantage Life's subsidiary, Treasure Rockhound requires addition capital infusion to expand its base business and acquire additional RV parks and campgrounds. The future success of Advantage Life will depend upon management's ability to attain and maintain profitable operations, to obtain favorable financing arrangements and to raise additional capital.

Advantage Life has sought to raise capital to expand its business operations by the sale of its common and preferred stock. In February 1997, Advantage Life sold 1,000,000 shares of Series A Preferred Stock to Advantage Holdings, Inc., an unrelated entity, owned by the Company's former President and Chairman of the Board, Alan Lipstein, in exchange for a promissory note totaling $1,000,000. Advantage Holdings, Inc. also has an option to acquire an additional 4,000,000 shares of preferred stock for a purchase price of $1.00 per share upon an increase of Advantage Life's authorized preferred stock from 1,250,000 to 25,000,000 authorized preferred shares. In March 1997, the Company sold 1,000,000 shares of common stock in a private sale for cash and a promissory note. In April 1997, the Company sold one share of Series B preferred stock for $100,000 in cash. In June 1997, the Company filed a Form S-8 for 250,000 shares of common stock in connection with an employee benefit plan whereby individuals received shares of common stock in lieu of cash compensation otherwise payable to them. In September the Company raised $250,000 in cash by selling a $357,000, 12% Senior Subordinated Convertible Redeemable Debenture.

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


================================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 11 of 16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are defendants in various legal actions which arise in the normal course of business. In addition, the Company is a party in the following legal proceedings:

ADVANTAGE LIFE PRODUCTS, INC., ET AL. VS. MICHAEL ACKERMAN, ET AL

In 1994, the Company filed suit in the Superior Court of the State of California for the County of Orange against Michael Ackerman, former President of Lasting Cosmetics and former CEO of the Company, for fraud and deceit, negligent misrepresentation, suppression of fact, conspiracy, breach of warranty, and declaratory relief. The Company is seeking general and specific damages in the sum of $17,000,0000. This matter has been set for arbitration by January 13, 1998. The Company has obtained counsel in California, and intends to prevail in this matter.


MICHAEL ACKERMAN VS. ADVANTAGE LIFE PRODUCTS, INC.

In 1994, Michael Ackerman, former President of Lasting Cosmetics filed suit in the Superior Court of the State of California for the County of Orange against the Company asserting that the Company defaulted on a note and security agreement and sought recovery of damages and costs. In June 1996, a judgment by default was entered against the Company in the amount of $237,755 in compensatory damages and $122,948 in interest, attorney's fees and costs. The Company 's management and the Plaintiff's attorney are currently in negotiations to settle this matter.


GUTHY-RENKER CORPORATION VS. ADVANTAGE LIFE PRODUCTS, INC.

In 1995, Guthy-Renker Corp. ("GRC") filed suit in the Superior Court of the State of California for the County of Los Angeles against the Company for Breach of Written Contract, Conversion, Negligent Misrepresentation, Bad Faith Denial of the Existence of a Contract, Dissolution and Accounting, False Designation or Origin and False Description, Rescission and Restitution, Defamation, Declaratory Relief, and Injunctive Relief. and sought recovery of damages and costs of approximately $4,500,000. On November 15, 1996, a default judgment was entered in favor of GRC against the Company providing that among other things,
(a) GRC recover from the Company the sum of $1,924,945 (the "Monetary Award") and (b) the Company shall provide to GRC a written option (the "Option Award") entitling GRC to purchase at least 400,000 unrestricted shares of the Company's common stock at an option price no greater than $0.63 (or, if the common stock is trading at less than $0.75 per share at the time of the exercise of the option, at a 15% discount from the trading price of the common stock) (the "Default Judgment"). On January 15, 1997, the Company and GRC entered into a settlement agreement (the "GRC Settlement Agreement") whereby the Company would deliver 25,000 unrestricted shares of its stock (the "Distribution Shares"). The Company also agreed to issue 929,598 shares of restricted common stock (the "Restricted Stock"). The Company further agreed to cause the Restricted Stock to be registered (the "Registered Stock") on or before April 30, 1997 and become unrestricted and marketable on or before November 1, 1997. In the event that the Restricted Stock has not become unrestricted and marketable on or before July 1, 1997, GRC shall be entitled to a cash payment by the Company in the amount of $22,000 per month (the "Monthly Payment") or at the Company's election, deliver to GRC the equivalent of the sum of $22,000 in registered, unrestricted and marketable common stock of the Company, until the earlier of (a) the date GRC is in receipt of the Registered Stock or (b) November 1, 1997. The parties to the GRC Settlement Agreement agree that in lieu of collecting the Monthly Payment, GRC may, at its sole election, add any Monthly Payment(s) to the Default Judgment at twice the amount of each outstanding Monthly Payment. The Company acknowledges and agrees that if GRC is required to seek enforcement of the Default Judgment, any Monthly Payment(s) shall become a part of the Default Judgment as though such payment(s) were initially awarded to GRC. If liquidation of the Distributed Shares and the Restricted Shares (the "Liquidation Amount") results in a payment of less than the Monetary Award, the Company shall pay to GRC the difference between Monetary



===============================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 12 of 16

Award and the Liquidation Amount, in a form agreed to by GRC and the Company. If and when the GRC Settlement Agreement is completely satisfied by the Company, GRC shall relinquish and forgo its right to seek enforcement of the Default Judgment against the Company, including without limitation, enforcement of the Option Award and the Monetary Award.

GUTHY-RENKER CORPORATION VS. ADVANTAGE LIFE PRODUCTS, INC., ET AL

On August 22, 1997, Guthy Renker Corp. ("GRC") filed suit in the Superior Court of the State of California for the County of Los Angeles against the Company and its former directors for Breach of Written Contract, Anticipatory Breach of Written Contract, Fraud, Negligent and Misrepresentation and seeks a Declaratory Judgment relating to the settlement of the suit in the Superior Court of the State of California for the County of Los Angeles against the Company for Breach of Written Contract, Conversion, Negligent Misrepresentation, Bad Faith Denial of the Existence of a Contract, Dissolution and Accounting, False Designation or Origin and False Description, Rescission and Restitution, Defamation, Declaratory Relief, and Injunctive Relief. and sought recovery of damages and costs of approximately $4,500,000. (see above: Guthy-Renker Corporation vs. Advantage Life Products, Inc.) The Company and its former directors have obtained counsel in California and intends to vigorously defend these charges.


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





===============================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 13 of 16

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

TRI-WAY PRODUCTIONS ET AL. VS. ADVANTAGE LIFE PRODUCTS, INC. ET AL.

On September 8, 1997, Tri-Way Productions, Inc. et al. ("Tri-Way") filed suit in the Superior Court of California for the County of Los Angeles against the Company, Donald Danks, James Stapleton, George Carras, Guthy-Renker Corporation, Gregory Renker, William Guthy, and Benjamin Van De Bunt alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Unfair Competition, Unfair Business Practices, Fraud, Account Stated, Open Book Account, Accounting, Money Had and Received, Breach of Written Contract, Infringement of Publicity Rights, False Designation of Origin, Breach of Implied By Law Contract, Fraud, Breach of Contract and Violations of RICO and is seeking recovery of damages, costs and a permanent injunction. During 1993 and 1994 the Company was party to certain agreements pertaining to royalties related to the Company's product line "Secret Hair". The Company has obtained counsel in California, and intends to vigorously defend these charges.


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












===============================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 14 of 16

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

Advantage Life intends to file an Information Statement with the Securities and Exchange Commission to hold a shareholders meeting to vote to (1) change the Company's name to Advantage Enterprises, Inc., (2) increase the number of shares of the Company's preferred stock from 1,250,000 to 25,000,000, (3) increase the number of shares of the Company's common stock from 25,000,000 to 100,000,000.

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #         DESCRIPTION OF DOCUMENT
---------         -----------------------

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

  21              Subsidiaries of the Registrant.(b)


  27              Financial Data Schedule (for SEC use only)




(B)      REPORTS ON FORM 8-K

A report on Form 8-K was filed, reporting events occurring February 21, 1997 reporting the acquisition of the stock of Treasure Rockhound on April 10, 1997, and subsequently amended on Form 8-K/A on April 30, 1997, and subsequently amended on Form 8-K/A Amendment #2 on September 10, 1997.



------------------

  (a)    Filed as an Exhibit to Report on Form 8-K dated February 21, 1997.

  (b)    Filed as an Exhibit to Report on Form 10QSB for period ended June 30,
         1997.





===============================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 15 of 16

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ADVANTAGE LIFE PRODUCTS, INC.
                                          ------------------------------
                                          (Registrant)




Date: November 10, 1997                   /s/ Joseph Romano
                                          -----------------------------
                                          Joseph Romano
                                          Chairman and President




























===============================================================================

10-QSB Report for Period Ended September 30, 1997                  Page 16 of 16