Form 10-K
period 1998-12-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1999-07-01
CIK 824840

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB
[X]  Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [Fee Required]. For the
     fiscal year ended December 31, 1998 or
[ ]  Transition report pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934 [No Fee
     Required]
For the transition period from                 to

Commission file number 0-17414

                Advantage Life Products, Inc.
   (Exact Name of Registrant as Specified in its Charter)

Delaware                             33-0213733
(State or other jurisdiction of            (IRS Employer
incorporation or organization)              Ident. No)

             2215 Highpoint Drive
            Brandon, Florida 33511
   (Address/principal executive offices) (Zip Code)

      Issuer's Telephone Number: (813) 681-8021

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.16 par value
                      (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file
such reports): Yes   No X   ; and (2) has been subject to
such filing requirements for the past 90 days: Yes X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB: [   ].

     State issuer's revenues for its most recent year ended
December 31, 1998: $ -0-.

     State the aggregate market value of the $14,206,728
shares of voting stock held by non-affiliates computed by
reference to the price at which the stock was sold, or the
average bid and asked prices of such stock, as reported by
the Electronic Bulletin Board of the NASD for the prior
week:  $.04               as of June 25, 1999, based on the
prior week average bid and ask prices.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

25,219,516 shares of Common Stock, as of June 25, 1999.

          Documents Incorporated by Reference
     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes. None.

Transitional Small Business Disclosure Format: Yes    No X

                         PART I

Item 1. Description of Business

     Corporate History Through June 12, 1997.

We (also referred to as the "Company") were organized under Colorado law on June 19, 1986, under the name Advantage Video, Inc. We changed our name on October 10, 1989 to "Advantage Life Products, Inc." and continue to do business under that name. On July 1, 1993, we acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately held, New York based cosmetics marketing company.
As a result of the Lasting Cosmetics Acquisition during our 1994 fiscal year, we began marketing a line of hair products, focusing the majority of our resources on distributing Secret HairTM through (1) direct response television via 30 minute infomercials, (2) select beauty salons, and (3) international sales channels. On May 9, 1994 we entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") of Palm Desert, California for the electronic media distribution of Secret Hair. Pursuant to the terms of the agreement, the Company and GRC would each receive 50% of the net profits from the sales of the Secret Hair product. Effective January 31, 1995, due to difficulties we experienced with GRC, we commenced airing the infomercial itself and began selling directly to salons via direct marketing methods. See "Legal Proceedings". GRC is a developer and distributor of infomercials. In May 1996, we decided to discontinue its "infomercial business" and we are in the process of winding up the affairs of its "infomercial business".

On August 22, 1994, the Company reorganized as a Delaware corporation.

On July 6, 1995, we formed a new subsidiary, Advantage Acquisition, Inc. ("Advantage Acquisition"), a New Jersey corporation, for the purpose of acquiring the assets of Environmental Professionals, Inc. ("Environmental Professionals"). At the time of the Environmental Professionals acquisition, we formed a new wholly owned subsidiary for the purpose of owning, operating and managing the business conducted by Advantage Life prior to the acquisition of Environmental Professionals. On June 28, 1995, the Company entered into an agreement and plan of merger (the "Environmental Professionals Merger Agreement") under which Environmental Professionals a New Jersey-based environmental services firm ("Environmental Professionals") was merged into Advantage Acquisition, a newly formed acquisition subsidiary of the Company. The merger became effective as of July 6, 1995, and subsequent thereto the name of the surviving entity was changed to "Environmental Professionals, Inc."

Environmental Professionals was founded in October 1988, and since its activation has engaged in the business of disposing of environmentally sensitive waste. It provided various environmental remediation services to industrial clients, major oil companies and environmental consultants. These services consisted principally of four categories: environmental site remediation, drummed waste management, transportation and disposal of hazardous and non-hazardous waste materials, and groundwater treatment service and equipment supply. Environmental Professional's market area included New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania. In May 1996, the Company decided to discontinue its "environmental remediation business" and wound up the affairs of its "environmental remediation business". Management is not aware of any liability that the Company may incur as a result of the violation of any environmental law.

In August, 1996, we acquired all of the assets of Universal Mica Furniture, Inc. ("Universal Mica"), a retail home furniture store located in Farmingdale, New York. We agreed to pay $2,000,000 to Universal Mica for the assets of Universal Mica by agreeing to issue 480,000 shares of the our common stock and our promissory note in the original principal amount of $800,000 (the "Universal Mica Note"). In September, 1996, this acquisition was rescinded, and our common stock and the Universal Mica Note was returned to us. On February 21, 1997, the Company and its newly formed acquisition subsidiary, Advantage Life Acquisition One, Inc ("Advantage Life Acquisition") entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Advantage Life Acquisition, Channel America Broadcasting, Inc. and Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding, Inc.'s wholly owned subsidiary Treasure Rockhound Ranches, Inc. ("Treasure Rockhound"). To acquire Treasure Rockhound, we agreed to pay Technology Holdings, Inc.6,000,000 shares of our restricted common stock, agreed to issue a promissory note payable for $750,000 and agreed to assume certain liabilities of Technology Holdings, Inc. totaling approximately $658,000. Treasure Rockhound owns and operates RV parks and campgrounds in three Southwestern states. In 1997, this acquisition was rescinded.

On September 24, 1997, we entered into a Capital Stock Purchase Agreement with ECO2, Inc. ("ECO2") relating to the acquisition of ECO2's wholly owned subsidiary, Casinos International, Inc. We paid the following for such acquisition: (i) $550,000 promissory note payable in 3 equal annual installments commencing September 24, 1998 with interest at the rate of 8% per year; (ii) the balance of the purchase price of $750,000 was paid by issuing 4,173,913 shares of our restricted common stock . Such amount was based on our common stock's average bid and ask price asa quoted on Nasdaq as of the close of business on September 23, 1997 and discounted by 50% to reflect the restricted legend on the common shares. In 1997, this acquisition was rescinded.

In December, 1997, we acquired the cruise ship, Aqua Azzurra from Aqua Azzurra Maritina, Limited ("AAM") by issuing AAM
3,666,000 restricted shares of our common stock. We are presently seeking possession of the cruise ship.
In June, 1999 the Company's executive offices were located at 2215 High Point Drive, Brandon, Florida 33511, and its telephone number was (813) 681-8021.

CURRENT BUSINESS OF THE COMPANY

We intend to acquire, or undertake a merger with, a company in the natural resources industry.
Employees. We do not presently have any full time employees.
Item 2.  Description of Property.
As of June, 1999, our executive offices are located at 2215 High Point Drive, Brandon, Florida 33511. Robert Esposito, the President and Director of the Company provides such space to us at no charge.

Item 3.  Legal Proceedings.

The Company is a defendant in various legal actions which arise in the normal conduct of business. In addition, we are a party in the following legal proceedings:

a. Ackerman v. Advantage Life Products, Inc., Case No.
739547, filed on December 6, 1994, in the Orange County
Superior Court. Ackerman asserted that we defaulted on a note and security agreement and sought recovery of damages and costs of approximately $360,000. . A judgment was entered against us in the approximate amount of $360,000 in June 1996. This judgment was entered against us after our counsel withdrew and we intend to attempt to have this judgment overturned.

b. More Direct Response, Inc., a California Corporation v. Advantage Life Products, Inc., Case No. 739343, filed December 1, 1994. This is an action in the Orange County Superior Court by the Plaintiff alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Breach of Trust, Constructive Fraud, Fraud, Imposition and Enforcement of Constructive Trust. The action asserts that Regal Best, Inc., defaulted on a marketing agreement with us, relative to the CigArrest product line which had previously been assigned to Regal Best, Inc., and we had some ongoing obligations to More Direct Response, Inc., given Regal Best Inc.'s default. A default judgment was entered against us in this matter in the amount of $458,000 in June 1996. This judgment was entered against us after its counsel withdrew and we intend to attempt to have this judgment overturned.

c. Sherry Guimond, a pervious employee of the Company, brought an action against Advantage Life Products, Inc., Don Danks, Parker Dale, James Stapleton, Robert Fredericks, and George Carras, Case No. 740250, on December 21, 1994 in the Orange County Superior Court. We settled this lawsuit and agreed to pay Ms. Guimond $85,000, $10,000 of which has been paid as of September, 1996. The balance is past due.

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

Item 4.  Submission of Matters to a Vote of Security
 Holders.

We did not submit any matters to a vote of security holders during the fiscal year covered by this report.
                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

(a)  Market information. Our common stock trades on the OTC
Electronic Bulletin Board under the symbol ADVT. The following table sets forth the high and low bid prices of the Company's common stock on The Nasdaq Small-Cap Market for each of the fiscal quarters indicated:

                      FISCAL QUARTER ENDED

3/31/99   12/31/98   9/30/98   6/30/98   3/31/98   12/31/97   9/30/97   6/30/97
HIGH   .03.05.06    .03 .03
LOW   .006 .02.02     .006 .018

The foregoing table reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

(b)   Holders.

At June 29, 1999, we had approximately 774 shareholders of record of our Common Stock.

(c)  Dividends.

No dividends have been declared or paid since our inception other than a stock dividend of common stock to the holders of common stock of record as of August 1, 1995. It is not anticipated that we will pay dividends in the foreseeable future. We intend to retain any earnings in the near future for operations.

(d)  Recent Sales of Unregistered Securities.

During the three years ended December 31, 1998, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as set forth below.

On September 2, 1996, we authorized the issuance of 5,000,000 shares of our common stock to each of Alan S.
Lipstein and Gerard Norton in exchange for promissory notes totaling $2,500,000.

On February 21, 1997, the Company and its newly formed acquisition subsidiary, Advantage Life Acquisition One, Inc. ("Advantage Life Acquisition") entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Advantage Life Acquisition, Channel America Broadcasting, Inc. and Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding, Inc.'s wholly owned subsidiary Treasure Rockhound Ranches, Inc. ("Treasure Rockhound"). To acquire Treasure Rockhound, we agreed to pay Technology Holdings, Inc.6,000,000 shares of our restricted common stock, agreed to issue a promissory note payable for $750,000 and agreed to assume certain liabilities of Technology Holdings, Inc. totaling approximately $658,000.

On April 23, 1997, we authorized the issuance of 929,598 shares of our restricted common stock to Gunthy-Renker
Corporation pursuant to a settlement agreement.

On May 28, 1997, we authorized the issuance of 1,000,000 restricted shares of our common stock to Mariner Financial, Inc. pursuant to our Private Offering Memorandum dated April
10, 1997.

On August 12, 1997, we entered into a Convertible Redeemable Debenture Agreement with Karela Gisele Pty Ltd., an Australian company. Karela Gisele loaned us $357,000 pursuant to a Regulation S Offering. Karela Gisele was issued 1,500,000 shares of our common stock. It also was granted the right to convert the loan into 6,780,484 of our shares of common stock.

On August 19, 1997, we authorized the issuance of 100,000 shares of our restricted common stock to Power Media
Marketing Group, Inc. (66,667) and Eric Shaw (33,333) pursuant to a settlement agreement.

On September 3, 1997, we authorized the issuance of 200,000 shares of our restricted common stock to First Class Marketing, Inc. pursuant to a settlement agreement.
On September 24, 1997, we entered into a Capital Stock Purchase Agreement with ECO2, Inc. ("ECO2") relating to the acquisition of ECO2's wholly owned subsidiary, Casinos International, Inc. We paid the following for such acquisition: (i) $550,000 promissory note payable in 3 equal annual installments commencing September 24, 1998 with interest at the rate of 8% per year; (ii) the balance of the purchase price of $750,000 was paid by issuing 4,173,913 shares of our restricted common stock . Such amount was based on our common stock's average bid and ask price asa quoted on Nasdaq as of the close of business on September 23, 1997 and discounted by 50% to reflect the restricted legend on the common shares.

On October 23, 1997, we entered into an agreement with Richard J. Diamond, our Chief Executive Officer at the time, and Donald R. Mastropietro, our Chief Financial Officer at the time, whereby, amongst other things, we issued Mr. Diamond options to purchase 205,000 shares of our restricted common stock and Mr. Mastropietro options to purchase 295,000 shares of our restricted common stock.

In December, 1997, we acquired the cruise ship, Aqua Azzurra from Aqua Azzurra Maritina, Limited ("AAM") by issuing AAM
3,666,000 restricted shares of our common stock.
No underwriters were involved in the foregoing transactions.
None of the securities were offered to the public.

In connection with the foregoing transactions, we relied upon the exemption from the Section 5 registration requirements of the Securities Act of 1933, provided by
Section 4(2) thereof. Each person who acquired such shares either was an officer and director of the registrant or represented to the registrant in connection with the shares acquired under the Exchange Agreement that he was experienced in financial and investment matters, that he had reviewed all filings made by the registrant pursuant to
Section 15(d) of the Securities Exchange Act of 1934 prior to closing of the Exchange Agreement, and that he was acquiring such shares for investment purposes under Rule 144 of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

We had no revenues during this period of reporting.

Item 7.  Financial Statements.

Our financial statements prepared by Sellers & Associates
P.C. as of December 31, 1998 and for the two years then ended, are included in this report and incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

Our independent accountants for our fiscal year ended April
30, 1995, Corbin & Wertz, resigned on July 16, 1996. Our
1995 fiscal year financial statements contained a "going concern" opinion. The decision to resign was made by Corbin
& Wertz. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Our successor accounting firm, Guida & Jimenez, P.A, retained by us as independent accountants on July 30, 1996 no longer represents us. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons, Compliance with Section 16(a) of the Exchange
Act.
Our officers and directors as of the date of this report are:

Name                           Position
----------------               ---------------------------
Robert Esposito                President and Director

Robert Esposito has been President and Director of Advantage Life Products since March 1998. From March 1997 to March 1998 he was President of World Am Communications, Inc. In 1996 he was appointed President of W.C Entertainment and held this position until March 1997. From 1994 to 1996, he was director of D&D Entertainment Inc. In 1994 he graduated from Old Dominion University with a finance degree. Since then he took classes at Bowman Tech. In metallergy and jewelry repair. In addition, he has taken extensive courses in crisis management and updates in finance law.

Item 10. Executive Compensation.

No Officer or Director received compensation during the fiscal years ending December 31, 1998 and December 31, 1997.
Item 11. Security Ownership of Certain Beneficial Owners and Management

The number of issued and outstanding shares of our common stock and the percentage of the total of the outstanding shares, owned as of the date of this report, by (i) each of our officers and directors, (ii) each person known to us to own 5% or more of the total issued and outstanding shares of our common stock, and (iii) our officers and directors as a group, are stated below.

Title of     Name and Address of    Amount and Nature of    Percent of
Class        Beneficial Owner       Beneficial Ownership    Class

Common       International       16,001,834 Common        63.45% Common
             Business
             Consultants                    Shares               Shares
             c/o Tom Simeo
             1562 1st Avenue
             Suite 235
             New York, NY 10028

Common    Appolon Limited         3,666,000 Common        14.54% Common
                                            Shares               Shares

Common    Medley Credit           2,000,000 Common         7.93% Common
          Acceptance Corp.                  Shares               Shares
          1100 Ponce De Leon Blvd.
          Coral Gables, Florida 33134

Officers and directors            0
as a group (1 persons)

Item 12.  Certain Relationships and Related Transactions
On September 2, 1996, we authorized the issuance of 5,000,000 shares of our common stock to each of Alan S.
Lipstein and Gerard Norton in exchange for promissory notes totaling $2,500,000.

On February 21, 1997, the Company and its newly formed acquisition subsidiary, Advantage Life Acquisition One, Inc. ("Advantage Life Acquisition") entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Advantage Life Acquisition, Channel America Broadcasting, Inc. and Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding, Inc.'s wholly owned subsidiary Treasure Rockhound Ranches, Inc. ("Treasure Rockhound"). To acquire Treasure Rockhound, we agreed to pay Technology Holdings, Inc.6,000,000 shares of our restricted common stock, agreed to issue a promissory note payable for $750,000 and agreed to assume certain liabilities of Technology Holdings, Inc. totaling approximately $658,000.

On April 23, 1997, we authorized the issuance of 929,598 shares of our restricted common stock to Gunthy-Renker
Corporation pursuant to a settlement agreement.

On May 28, 1997, we authorized the issuance of 1,000,000 restricted shares of our common stock to Mariner Financial, Inc. pursuant to our Private Offering Memorandum dated April
10, 1997.

On August 12, 1997, we entered into a Convertible Redeemable Debenture Agreement with Karela Gisele Pty Ltd., an Australian company. Karela Gisele loaned us $357,000 pursuant to a Regulation S Offering. Karela Gisele was issued 1,500,000 shares of our common stock. It also was granted the right to convert the loan into 6,780,484 of our shares of common stock. The Company agreed to issue sixteen million common shares to Karela Gisele as a settlement of a claim by Gisele for the debentures.

On August 19, 1997, we authorized the issuance of 100,000 shares of our restricted common stock to Power Media
Marketing Group, Inc. (66,667) and Eric Shaw (33,333) pursuant to a settlement agreement.
On September 3, 1997, we authorized the issuance of 200,000 shares of our restricted common stock to First Class
Marketing, Inc. pursuant to a settlement agreement.

On September 24, 1997, we entered into a Capital Stock Purchase Agreement with ECO2, Inc. ("ECO2") relating to the acquisition of ECO2's wholly owned subsidiary, Casinos International, Inc. We paid the following for such acquisition: (i) $550,000 promissory note payable in 3 equal annual installments commencing September 24, 1998 with interest at the rate of 8% per year; (ii) the balance of the purchase price of $750,000 was paid by issuing 4,173,913 shares of our restricted common stock . Such amount was based on our common stock's average bid and ask price asa quoted on Nasdaq as of the close of business on September 23, 1997 and discounted by 50% to reflect the restricted legend on the common shares.

On October 23, 1997, we entered into an agreement with Richard J. Diamond, our Chief Executive Officer at the time, and Donald R. Mastropietro, our Chief Financial Officer at the time, whereby, amongst other things, we issued Mr. Diamond options to purchase 205,000 shares of our restricted common stock and Mr. Mastropietro options to purchase 295,000 shares of our restricted common stock.
In December, 1997, we acquired the cruise ship, Aqua Azzurra from Aqua Azzurra Maritina, Limited ("AAM") by issuing AAM 3,666,000 restricted shares of our common stock.

SECTION 16 REPORTS

The requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended, provide that our Officers and Directors, and persons who own more than ten percent of our common stock, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all such forms they file. Based solely on our review of the copies of such forms received, we believe that all of our officers, directors and greater than 10% shareholders filed such reports in a timely manner.

PART IV

Item 13.  Exhibits and Reports on Form 8-K.
(a)      The following documents are filed as a part of this
         report:
         (i) and (ii) Financial statements and schedules:
         The Index to Financial Statements appearing on page F-1 are incorporated herein by this reference.
         (iii) Exhibits
Number Description
       ------------

3.1 Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Registration
Statement on Form S-18. Registration No. 33-18036-LA
("Registration Statement").

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

10.10     Smoking Alternative Products Marketing Agreement -
Daleco/Advantage Partners I, Daleco Capital Corp. -
June 4, 1990. Incorporated byreference to Exhibit 10.16 to the Company's Form 1O-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1990.

10.11     Borrowing Documents - Security Agreement and
Promissory Note - Line of Credit - Sanwa Bank California -
August 30, 1990.Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1991.

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

10.14     Agreement - Balance For Life - Exclusive Marketing
For Smokers Choice and QuitPower - September 26,
1991.Incorporated by reference to Exhibit 10.14 to the Company's Form 1O-K report to the Securities and Exchange
Commission for the fiscal year ended April 30, 1992.

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

10.29 Agreement - Michael Ackerman - Promissory Note & Security Agreement - June 4, 1993. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K report to the Securities and Exchange Commission for the fiscal year ended April 30, 1993.

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

10.41     Agreement and Plan of Reorganization - The
Company, Advantage Life Acquisition, Universal Mica
Products, Inc. and George Lafauci, effective September 6,
1996.*
27.     Financial Data Schedule (for SEC use only)
*Previously filed.
(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

     In accordance with Section 13 of the Exchange Act, the
registrant     caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized.

Advantage Life Products, Inc.
/s/Robert Esposito
---------------------------------------
Robert Esposito, President and Director


June 30, 1999

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Esposito
-----------------------------------------
Robert Esposito, President and Director

June 30, 1999

               ADVANTAGE LIFE PRODUCTS, INC.
                    TABLE OF CONTENTS
TITLE                                              PAGE
-----------                                        -----
INDEPENDENT AUDITORS' REPORT ....................... 1
AUDITED FINANCIAL STATEMENTS
   BALANCE SHEETS .................................. 2
   STATEMENT OF OPERATIONS.......................... 3
   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..... 4
   STATEMENTS OF CASH FLOWS ........................ 5
   NOTES TO FINANCIAL STATEMENTS.................... 6
               INDEPENDENT AUDITORS' REPORT
               ----------------------------

Board of Directors and Stockholders
ADVANTAGE LIFE PRODUCTS, INC.
Brandon, Florida

We have audited the accompanying Balance Sheets of ADVANTAGE LIFE PRODUCTS, INC. as of December 31, 1998, and March 31, 1999 and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the year ended December 31, 1998 and for the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
Management has changed hands and the Company has suffered losses to the extent that management has concluded the Company at this point is not a going concern. The books and records of the Company are not complete enough for present management to assure itself that all financial transactions and activity have been recognized. However, management has gathered what it could to prepare a "best efforts" financial statement. However, because the data was not complete, the results of the audit are considered
inconclusive and not totally reliable.   Management has
chosen to report the financial statements as a non-going concern. Consequently, the financial statements report no assets even though there may be some and has recorded known and possible liabilities. Refer to the notes to financial statements.

In our opinion, except as described in the previous paragraph, the Financial Statements referred to above present fairly, in all material respects, the financial position of ADVANTAGE LIFE PRODUCTS, INC. as of December 31, 1998 and March 31, 1999 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles.

Sellers & Associates, P,C.
June 30, 1999
Ogden, Utah

               ADVANTAGE LIFE PRODUCTS, INC.
                     BALANCE SHEETS

                                               As of               As of
                                               March 31, 1999      December 31, 1998
ASSETS
CURRENT ASSETS
  Total current assets                          $-                   $      -
TOTAL ASSETS $
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                             $278,309             $278,309
   Judgements & claims payable                 1,907,164            1,907,164
   Accrued interest payable                      102,969               77,969
   Convertible debenture                         157,000              157,000
   Other                                         168,353              168,353
                                               ---------            ---------

         Total current liabilities             2,613,795            2,588,795
                                               ---------            ---------
         Total liabilities                     2,613,795            2,588,795
                                               ---------            ---------
COMMITMENTS AND CONTINGENCIES                     -                         -
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
    $.16 par value, 25,000,000 shares authorized,                           -
    18,219,516 shares issued and outstanding   2,915,123            2,915,123
   Additional paid-in capital                  5,842,984            5,842,984
   Retained earnings (deficit)               (11,371,902)         (11,346,902)
                                             ------------         ------------
    Net stockholders' equity (deficit)          (2,613,795)        (2,588,795)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                       $    -             $        -
See Notes to Financial Statements

                        ADVANTAGE LIFE PRODUCTS, INC.
                          STATEMENT OF OPERATIONS

                                             Three months Ended   As of
                                             March 31, 1999       December 31, 1998
REVENUE
 Other                                       $        -            $         -
    Total Revenue                                     -                      -
                                             -------------         --------------
EXPENSES
 General and administrative                           -                 23,353
 Interest expense                                    25,000             77,969
                                             --------------        --------------
    Total expenses                                   25,000            101,322
                                             ---------------       --------------
NET INCOME (LOSS)                             $     (25,000)        $ (101,322)
                                             ---------------       --------------
                                             ---------------       --------------
BALANCE NET INCOME (LOSS) PER
COMMON SHARE
 Weighted average common shares outstanding    18,219,516          18,219,516
NET (LOSS) PER COMMON SHARE                  $     (.0014)             (.0056)
                                             -------------         ------------
                                             -------------         ------------
See Notes to Financial Statements.

                         ADVANTAGE LIFE PRODUCTS, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Common Stock         Additional    Accumulated
                     Shares      Amount     Paid-In       Deficit      Total
                                            Capital
                     -------     ------     -----------   -----------  ------
Balance
December 31, 1997   16,219,516  2,915,123   $5,842,984    (11,245,580) $(2,487,473)
Net Income (loss)                                            (101,322)    (101,322)
                    ---------------------------------------------------------------
Balance
December 31, 1998   16,219,516 2,915,123     5,842,984    (11,346,902)  (2,588,795)
Net Income (loss)                                             (25,000)     (25,000)
                    ---------------------------------------------------------------
Balance
March 31, 1999      16,219,516 2,915,123     5,842,984    (11,371,902) (2,613,795)
                    --------------------------------------------------------------
                    --------------------------------------------------------------
See Notes To Financial Statements.

                         ADVANTAGE LIFE PRODUCTS, INC.
                           STATEMENT OF CASH FLOWS

                                           Three Months Ended    As of
                                           March 31, 1999        December 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                              $(25,000)             $(101,322)
    Adjustments to reconcile net income
    to net cash provided (used) by
       Operating activities
        Increase in accrued interest         25,000                 77,969
        Increase in other liabilities           -                   23,353
                                            ---------            ---------------
   Net cash (used) by operating activities      -                      -
                                            ---------            ---------------
CASH FLOW FROM INVESTING ACTIVITIES
   Net cash (used) by investing activities      -                      -
CASH FLOW FROM FINANCING ACTIVITIES
   Net cash provided by financing activities    -                      -
(DECREASE) IN CASH AND CASH EQUIVALENTS         -                       -
CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                         -                       -
CASH AND CASH EQUIVALENTS, END OF YEAR $        -                     $ -
                                       -------------                  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                   $  -                     $ -
    Cash paid for other liabilities             -                       -
                                       -------------                  ------------
See Notes to Financial Statements

            NOTES TO FINANCIAL STATEMENTS
           March 31, 1999 and December 31, 1998
Note 1: Summary of Significant Accounting Policies

Organization:
Advantage Life Products, Inc. (the "Company" or "Advantage") was incorporated on June 19, 1986 in the State of Colorado under the name of Advantage Video, Inc. On January 15, 1987, the Company changed its name to Advantage Entertainment, Inc. and on October 10, 1989, the Company changed its name to Advantage Life Products, Inc. On August 22, 1994, the Company reincorporated in the State of Delaware.

Before 1998 the Company had acquired various subsidiaries and other assets. However, by the end of 1997 ,or sometime during 1998, the Company had virtually lost everything and was left with sizable debts, claims, judgements and litigation.

New management and controlling ownership interest in the Company took over after March 31, 1999. Controlling ownership interest in the Company is presently held by a foreign corporation out of Argentina.
New management continues in the process of identifying any possible assets the Company may have, if any, and to identify what liabilities and judgements may exist.
Consequently, in the best knowledge and judgement of New management, the Company has lost or no longer owns any subsidiaries or assets and believes this is the case since
January 1, 1998 and forward.
Consequently, these financial statements reflect only the financial condition and results of operations and change of financial position of Advantage Life Products, Inc. without any consideration of any potential subsidiaries or affiliates.

The principal business activity of the Company is to assess where the Company is financially and to actively seek a business combination with an ongoing company, perhaps in the oil and gas industry.

Basis of Presentation:

The financial statements have been prepared in conformity with accounting principals generally accepted in the United States. All amounts included in these financial statements are expressed in United States Dollars.
In the past, the Company has issued financial statements showing the Company with sizeable assets and ongoing operations. The last audited financial statement filed of the Company was as of April 30, 1996. It raised the question as to whether the Company was a going concern.
New management is of the opinion the Company is not a going concern. Therefore, these financial statements are presented as though the Company is not a going concern.
New management as well as prior management indicate they have been unable to obtain all necessary financial data, documents and activity to accurately and properly accumulate and present the financial position of the Company as of December 31, 1997 and 1998 and March 31. 1999.
Consequently, new management took the position that there has been no activity since December 31, 1997, except to estimate a little accrued interest expense and other accrued liabilities, the detail of which being unknown. These financial statements have been prepared using new management's decision to report no activity of any kind other than a little accrued interest expense and other accrued liabilities since December 31, 1997.

Principles of Consolidation:

In the past, the financial statements of the Company have been consolidated with subsidiaries and affiliates. However, at the present the Company has no subsidiaries and is involved with no affiliates.
Therefore, all assets and liabilities material to this financial statement are held by the Company.
Cash and Cash Equivalents:

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Potential unreported asset:

Sometime around December, 1997 the Company entered into a purchase agreement to buy a 145 foot long luxury cruiser ship. According to management, the company paid $1,250,000 cash towards the purchase of the ship, along with 3,666,000 share of corporate stock (the 3,666,000 shares of stock appears not to have been issued and if not has not been
recognized in these financial statements).   The remaining
balance due on the ship was set up in a debt structure, collateralized by the ship itself. Since that time, the Company has not made the required payments on the ship and the ship has been taken over by others. Also since that time, management has determined the transaction involved what appears to be illegal activity against the Company.
New management intends to pursue by legal means to determine whether an attempt to recover the ship or the money is possible and in the best interest of the Company. The outcome may be questionable as the documentation is lacking.

Income Taxes:

The Company has adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" which incorporates the use of asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Because the question as to going concern as discussed previously and in the note on subsequent events and the explanation in the next paragraph, no value of a possible net operating loss is recognized on the financial statements.
No income tax returns have been filed at least since April 30,1996. As further explained in the note dealing with subsequent events, the Company experienced a significant change in ownership in stock transactions. This may have effectively caused the Company to lose its entire net operating loss.

Net Income (Loss) Per Common Share:

Net Income (Loss) Per Common Share is computed by dividing the net income by the weighted average of common shares outstanding during the year.


Note 2: Going Concern Statement

The Company has been inactive and non-operating since at least January 1, 1998. The Company has lost several lawsuits and has had judgements placed against it that have come from among management and employees, especially in recent years that further increase the liabilities of the Company without creating income or profits for the Company.

The primary activity of the Company now is to preserve and maintain itself as a corporation and to keep its listing on the NASDAQ bulletin board.
The Company has not obtained the necessary financing to meet the working capital requirements to keep the Company going. And there can be no assurance that the Company will be successful in obtaining the necessary financing. Even though the Company is actively searching for a merging candidate, it cannot be assured at this time that such event will occur. Consequently, new management considers the Company not a going concern.

Note 3: Related Party Transactions

Karela Giselle Pty Ltd., an Australian investment company had sued Advantage, for not converting a convertible debenture, as of September 1997. Pursuant to a settlement
May 1999, Advantage issued 7,000,000 restricted stock, and old management assigned 7,001,813 shares to Karela Giselle.
Kerela Giselle has in turn disposed of its interest to a foreign corporation out of Argentina.
Note 4: Stockholders' Equity

The Company was organized by the issuance of its common stock. Over the prior years including 1998, stock is issued for cash and non-cash consideration. Non-cash consideration includes debt discharge and debt assumption.
Common Stock
As of March 31, 1999 common stock consist of authorized capital of 25,000,000 shares having a par value of US$0.16. New Management has taken the position that no new stock was issued by the Company after December 31, 1997. Therefore, all stock of the company that is issued occurred on or before December 31, 1997. Consequently, shares issued and outstanding are 18,219,516 on December 31, 1998 and on March 31, 1999.

Stock Warrant

In April 1998 the Company issued 1 stock warrant to Independent Business Consultant to buy 4,000,000 shares of stock at $.05 per share. The warrant must be exercised by April, 2000. Inasmuch as the par value of the stock in $.16, this warrant, if exercised, would issue stock below par value. This stock warrant is not recognized in the financial statements.

Note 5: Change in Management and Management Plans for the
Company

After March 31, 1999 the major shareholder of the Company, Karela Giselle who owned about 50% interest of the Company disposed of his interest to a foreign corporation based out of Argentina named Independent Business Consultant. Robert
Esposito who resides in the USA is the only member of the Board of Directors of the Company and comprises of the New
Management of the Company. Robert Esposito was part of the prior management for a brief period of time just before the major ownership changed.

New Management has sought to move the Company forward into a business acquisition in the USA, probably dealing the gas and oil industry.

Note 6: Notes Payable, Long Term Debts, and Accounts Payable

Certain unidentified obligations of the Company have been carried forward and are believed by the New Management of the Company to have been, in fact, satisfied or otherwise no longer owing . There are other unrecorded liabilities that may also exist the New Management has been unable to identify yet. New Management continues investigating the circumstances of these payables and other liabilities in order to take such action in the future to delete or correct such items where appropriate from among the liabilities of the Company. Of such amounts $446,662 of Accounts Payable and Other Liabilities are identified in an internally prepared financial statement prepared, but new Management is not aware of what they are for. There are, on the other hand, other possible judgements and claims not identified in the same financial statement that appear in other financial documents suggesting the obligations still exist. Because of these discrepancies, New Management has opted to disclose greater debt obligations than they believe the Company will ultimately be obligated to pay.

Judgements & Claims Payable

Judgements & claims payable, by name only, are the same as
of March 31, 1999 and as of  December 31, 1998 and are
summarized as follows:
Feldsott et al                          $ 100,540
Ackerman                                  413,406
More Direct                               686,593
Network Marketing                          90,625
Guthy Renker                              616,000
                                        ---------
Total
                                       $1,907,164
                                       ----------
                                       ----------
Note 7: Commitments and Contingencies

Insurance:

The Company has discontinued its insurance coverages and remains uninsured at this time.

Income Tax:

The company has not filed any federal or state income tax returns since at least April 30, 1996, which appears to be its corporate fiscal year end for income tax purposes. The total amount due is estimated to be under $2,000, which is not reflected on the financial statements.
Note 8: Subsequent Events

Because of a lawsuit settlement May 21, 1999 with the Company, Karela Giselle became the owner of about
50% of the Company. Karela Giselle has in turn disposed of its interest in the Company to Independent Business
Consultants out of Argentina.

Also, in connection with the same lawsuit, Independent
Business Consultant received 2,000,000 shares of stock from other shareholders and one shareholder returned back to the Company 7,000,000 shares of stock previously received in a purchase of a subsidiary by the Company.

All in all, Independent Business Consultant now owns
16,001,834 shares of stock out of 25,219,516 shares presently issued, or 63% of total issued and outstanding shares as of June 30, 1999. Independent Business Consultant formed a New Management group to handle the affairs of the Company.