Form 10QSB
period 1999-03-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 1999-07-02
CIK 824840

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-QSB
                         (Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999
     -------------------------------------------------
  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       EXCHANGE ACT
     For the transition period from               to
     -----------------------------------------------
              Commission File No. 0-17414
              ---------------------------
             ADVANTAGE LIFE PRODUCTS, INC.
             -----------------------------
       (Name of Small Business Issuer in Its Charter)
  Delaware                              33-0213733
  (State of Other Jurisdiction of       (I.R.S. Employer
  Incorporation or Organization)        Identification No.)
  2215 Highpoint Drive
                                          Brandon, Florida    33511
  (Address of Principal Executive Offices)                    (Zip Code)

                     (813) 681-8021
      (Issuer's Telephone Number, Including Area Code)

               10006 North Dale Mabry Highway, Suite 210
               Tampa, Florida 33618
      (Former name, former address and former fiscal year, if changed since last year.)

  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  Yes         No   X

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 25, 1999, the Company had 25,219,516 shares of Common Stock outstanding, $0.16 par value.

      10-QSB Report for Period Ended March 31, 1999
                   Page 1 of 16

  Item 1.  Legal Proceedings.

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

  Item 2.  CHANGES IN SECURITIES
  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES
  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS
  None

  Item 5   OTHER INFORMATION
  None

  Item 6.  EXHIBITS, REPORTS ON FORM 8-K

  (A)
  Exhibit            Description of Document
  -------            ----------------------
  27                 Financial Data Schedule (for SEC use
                     only)
  (B)                Reports of Form 8-K
                     None

  Signatures
------------

       In accordance with Section 13 of the Exchange Act, the registrant caused this 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

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


  Net Income (Loss) Per Common Share:

  Net Income (Loss) Per Common Share is computed by dividing the net income by the weighted average of commonshares outstanding during the year.

  Note 2: Going Concern Statement

  The Company has been inactive and non-operating since at least January 1, 1998. The Company has lost several lawsuits and has had judgements placed against it that have come from among management and employees, especiallyin recent years that further increase theliabilities of the Company without creating income orprofits for the
  Company.

  The primary activity of the Company now is to preserve and maintain itself as a corporation and to keep its listing on the NASDAQ bulletin board.
  The Company has not obtained the necessary financing to meet the working capital requirements to keep the Company going. And there can be no assurance that the Company will be successful in obtaining the necessaryfinancing. Even though the Company is activelysearching for a merging candidate, it cannot be assured at this time that such event will occur.
  Consequently, new management considers the Company not a going concern.


  Note 3: Related Party Transactions

  Karela Giselle Pty Ltd., an Australian investment company had sued Advantage, for not converting a convertible debenture, as of September 1997. Pursuant to a settlement May 1999, Advantage issued
  7,000,000restrictedstock, and old management assigned7,001,813 shares to Karela Giselle. Kerela
  Giselle has in turn disposed of its interest to a foreign corporation out of Argentina.

  Note 4: Stockholders' Equity

  The Company was organized by the issuance of its common stock. Over the prior years including 1998, stock is issued for cash and non-cash consideration. Non-cash consideration includes debt discharge and debtassumption.
  Common Stock

  As of March 31, 1999 common stock consist of authorized capital of 25,000,000 shares having a par value of US$0.16. New Management has taken the position that no new stock was issued by the Company after December 31, 1997.
  Therefore, all stock of the company that is issued occurred on or before December 31, 1997. Consequently, shares issued and outstanding are18,219,516on December
  31, 1998 and on March 31, 1999.

  Stock Warrant

  In April 1998 the Company issued 1 stock warrant to Independent Business Consultant to buy 4,000,000 shares of stock at $.05 per share. The warrant must beexercisedby April, 2000. Inasmuch as the par value of the stock in $.16, this warrant, if exercised, wouldissue stock below par value. This stock warrant is not recognized in the financial statements.

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

  Income Tax:

  The company has not filed any federal or state income tax returns since at least April 30, 1996, which appears to be its corporate fiscal year end for income tax purposes.
  The total amount due is estimated to be
  under$2,000,whichis not reflected on
  the financial statements.

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

  EXHIBIT 27 FINANCIAL DATA SCHEDULE
  [ARTICLE] 5
  [TEXT]
  [LEGEND]
  ADVANTAGE LIFE PRODUCTS, INC.
  Exhibit 27 - FINANCIAL DATA SCHEDULE
  THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
  EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF
  MARCH 31, 1999 AND THE CONSOLIDATED STATEMENT OF
  OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 1999
  AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
  FINANCIAL STATEMENTS.