Form 10QSB
period 1998-09-30
ADVANTAGE LIFE PRODUCTS INC / CO
filed 2000-11-09
CIK 824840

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                  Washington, D.C. 20549
  <P>
                        FORM 10-QSB
  <P>
                         (Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
  <P>
     For the quarterly period ended September 30, 1998
     -------------------------------------------------
  <P>
  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       EXCHANGE ACT
  <P>
     For the transition period from               to
     -----------------------------------------------
  <P>
              Commission File No. 0-17414
              ---------------------------
  <P>
             ADVANTAGE LIFE PRODUCTS, INC.
             -----------------------------
       (Name of Small Business Issuer in Its Charter)

  Delaware                                          33-0213733
  (State of Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  <P>
                   72 New Bond Street
                   London, England              W1Y 9DD
     (Address of Principal Executive Offices)  (Zip Code)
  <P>
                    44-(0)1205-360-834
      (Issuer's Telephone Number, Including Area Code)
  <P>
                       Not Applicable
      (Former name, former address and former fiscal year,
                if changed since last year.)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                     Yes         No   X
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2000, the Company had 934,021 shares of Common Stock outstanding, $0.16 par value.
  <P>
               ADVANTAGE LIFE PRODUCTS, INC.
               Form 10-QSB Quarterly Report
             For the Period Ended September 30, 1998

                                                                  Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
       Unaudited Condensed Interim Balance Sheet
       at September 30, 1998                                     2
  <P>
       Unaudited Condensed Interim Statements of Operations
       for the Nine Months Ended September 30, 1998 and
       September 30, 1997                                        3
  <P>
       Unaudited Condensed Interim Statements of Cash
       Flows for the Nine Months Ended September 30, 1998
       and September 30, 1997                                    4
  <P>
       Notes to Condensed Financial Statements                   5-6
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations
  <P>
  PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings
  <P>
  Item 2. Changes in Securities
  <P>
  Item 3. Defaults Upon Senior Securities
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders
  <P>
  Item 5. Other Information
  <P>
  Signatures
  <P>

  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements:
  <P>
  As used herein, the term "Company" refers to Advantage
  Life Products, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the period ended September 30, 1998 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 1 through 5 and are incorporated herein by this reference.
  <P>
                 ADVANTAGE LIFE PRODUCTS, INC.
            UNAUDITED CONDENSED INTERIM BALANCE SHEET
  <P>
                       ASSETS

  CURRENT ASSETS
    Total current assets                          $   -
                                                  -----------------
  TOTAL ASSETS                                    $   -
                                                  =================
  <P>
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  <P>
  CURRENT LIABILITIES
     Accounts payable                             $   278,309
     Judgements & claims payable                    1,937,164
     Convertible debenture                            157,000
     Other                                            168,353
                                                  -----------------
           Total current liabilities                2,540,826
                                                  -----------------
           Total liabilities                        2,540,826
                                                  -----------------
  <P>
  COMMITMENTS AND CONTINGENCIES                       -
                                                  -----------------
  STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock
      $.16 par value, 25,000,000 shares authorized,
      934,056 shares issued and outstanding as of
      September 30, 1998                              149,449
     Additional paid-in capital                     8,632,932
     Retained earnings (deficit)                  (11,323,207)
                                                  -----------------
      Net stockholders' equity (deficit)           (2,540,826)
                                                  -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                       $   -
                                                  =================
  <P>
  See Notes to Financial Statements

               ADVANTAGE LIFE PRODUCTS, INC.
     UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDING SEPTEMBER 30,

                                           Three Months              Nine Months
                                              Ended                    Ended
                                             September 30,           September 30,
                                         1998         1997        1998         1997
                                         ---------------------------------------------
  REVENUE
   Other                                $      -    $      -     $     -      $     -
                                         ---------------------------------------------
      Total Revenue                            -           -           -            -
                                         ---------------------------------------------
  EXPENSES
   General and administrative                23,704        -           -            -
                                         ---------------------------------------------
      Total expense                          23,704        -           -            -
                                         ---------------------------------------------
  NET INCOME (LOSS)                     $   (23,704)$      -      $    -      $     -
                                         ---------------------------------------------
  <P>
  BALANCE NET INCOME (LOSS) PER
  COMMON SHARE
   Weighted average common shares
    outstanding                           810,599      785,908      810,259     785,908
  <P>
  NET (LOSS) PER COMMON SHARE           $ (.03)     $      -      $     -      $    -
                                         =============================================
  <P>
  See Notes to Financial Statements.

  <P>
                ADVANTAGE LIFE PRODUCTS, INC.
     UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDING SEPTEMBER 30,

                                             1998              1997
                                           ----------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                      $ (23,704)          $     -
  <P>
      Adjustments to reconcile net income
      to net cash provided (used) by
         Operating activities
          Stock issued for services             23,704                -
                                            -----------------------------
     Net cash (used) by operating activities       -                  -
                                            -----------------------------
  <P>
  CASH FLOW FROM INVESTING ACTIVITIES
     Net cash (used) by investing activities       -                  -
                                            -----------------------------
  <P>
  CASH FLOW FROM FINANCING ACTIVITIES
     Net cash provided by financing activities     -                  -
                                            -----------------------------
  <P>
  (DECREASE) IN CASH AND CASH EQUIVALENTS          -                  -
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                        -                  -
                                            -----------------------------
  <P>
  CASH AND CASH EQUIVALENTS, END OF PERIOD $       -           $      -
                                            =============================
  <P>
  SUPPLEMENTAL CASH FLOW DISCLOSURES
      Cash paid for interest               $       -           $      -
      Cash paid for other liabilities              -                  -
                                            =============================
  <P>
  Non-Cash Items
       Stock issued for services           $   23,704          $      -
                                            =============================
  <P>
  See Notes to Financial Statements

  <P>
                ADVANTAGE LIFE PRODUCTS, INC.
       Unaudited Condensed Interim Financial Statements
                    September 30, 1998
  <P>
  NOTE 1 - BASIS OF PRESENTATION
  <P>
  The interim financial statements at September 30, 1998
  and for the three and nine month periods ended September
  30, 1998 are unaudited, but include all adjustments which
  the Company considers necessary for a fair presentation.
  <P>
  The accompanying unaudited financial statements are for
  the interim periods and do not include all disclosures
  normally provided in annual financial statements, and
  should be read in conjunction with the Company's Form
  10-KSB for the year ended December 31, 1997.  The
  accompanying unaudited interim financial statements for
  the three and nine months ended September 30, 1998 are
  not necessarily indicative of the results which can be
  expected for the entire year.
  <P>
  The preparation of financial statements in conformity
  with generally accepted accounting principles required
  management to make estimates and assumptions that affect
  the reported amounts of assets and liabilities at the
  date of the financial statements and the reported amounts
  of revenues and expenses during the reporting period.
  Actual results could differ from those estimates.
  <P>
  NOTE 2 - COMMITMENTS AND CONTINGENCIES
  <P>
  The Company is exposed to various legal matters.  In the
  opinion of management, the resolution of these matters
  will not have a material adverse effect on the Company's
  financial position or results of operations.
  <P>
  NOTE 3 - INCOME TAXES
  <P>
  The Company accounts for income taxes in accordance with
  the provisions of Statement of Financial Accounting
  Standards No. 109, "Accounting for Income Taxes" ("SFAS
  109"), which required an asset and liability approach to
  accounting for income taxes.  Under SFAS 109, deferred
  tax assets or liabilities are computed on the difference
  between the financial statement and income tax bases and
  assets and liabilities ("temporary differences") using
  the enacted marginal tax rate.  Deferred income tax
  expenses or benefits are based on the changes in the
  deferred tax asset or liability from period to period.
  <P>
  Management has net operating loss carryforward and may or
  may not be able to realize all the tax benefits from
  available net operation loss carryforwards and has,
  therefore, provided a valuation allowance of an equal
  amount.  No income tax expense is reflected in the
  Statement of Operations for the nine months ended
  September 30, 1998.
  <P>
  NOTE 4 - WRITE OFF OF ALL ASSETS
  <P>
  The Company went out of business.  Present management is
  unable to satisfy itself as to whether there are any
  assets.  Consequently, the Company wrote off all assets
  reported in the last audit as of April 30, 1996.
  Management continues reporting all identifiable
  liabilities.  These changes, regardless as to when they
  may have actually occurred, are all recognized and
  reported effective the day after the last audit period;
  i.e., effective May 1, 1996.
  <P>
                  ADVANTAGE LIFE PRODUCTS, INC.
                    MANAGEMENT DISCUSSION
  <P>
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION
  <P>
  GENERAL OVERVIEW
  <P>
  Advantage Life Products, Inc. (the "Company" or
  "Advantage Life") was organized under the laws of the
  State of Colorado in 1986, and subsequently reorganized
  as a Delaware corporation in 1994.
  <P>
  By April 30, 1996, the Company had acquired various
  subsidiaries and other assets.  However, somewhere
  between April 30, 1996 and August 17, 1998, the Company
  lost everything and was left with sizable debts, claims,
  judgements and litigation.
  <P>
  Management and controlling ownership interest in the
  Company changed hands during 1996 to 1998 and then in
  March, 1999 and again in August 1999.  Controlling
  ownership interest in the Company is presently held by
  Waterhouse Investment, Inc., a foreign corporation out of
  the United Kingdom (Present Management).
  <P>
  Present Management continues searching for any possible
  assets the Company may have, if any, and to identify what
  liabilities and judgements do exist.  To the best
  knowledge and judgement of Present Management, the
  Company has lost or no longer owns any subsidiaries or
  assets.  Liabilities are reported at the largest amount
  identified in whatever financial statements and other
  information Present Management could locate.  Actual
  amounts the Company may ultimately pay and what is
  reported could vary materially.
  <P>
  PLAN OF OPERATION
  <P>
  The Company has no operations at present.  From time to
  time there is some Company stock issued for services
  rendered or monies loaned to the Company to pay for
  professional services.
  <P>
  Management is presently involved in seeking a business
  combination that will put active operations into the
  Company.  However, there can be no assurance given that
  Advantage Life will be able to obtain a business
  combination, or if accomplished, to successfully
  operate such business combination.
  <P>
  LIQUIDITY AND CAPITAL RESOURCES
  <P>
  Advantage Life had no activity during the period.  It has
  no liquidity or capital resources, other than an
  occasional exchange of services for stock in the Company,
  or a loan by a shareholder to the Company to meet an
  occasional required cash outlay.  Therefore, there is not
  a practical comparison of the current period activity
  with that of the prior period activity.  Consequently, no
  comparable information is provided.
  <P>
  Part II - Other Information
  <P>
  Item 1.  Legal Proceedings.
  <P>
  The Company is a defendant in various legal actions which
  arise in the normal conduct of business. In addition, we
  are a party in the following legal proceedings:
  <P>
  a. Ackerman v. Advantage Life Products, Inc., Case No.
  739547, filed on December 6, 1994, in the Orange County
  Superior Court. Ackerman asserted that we defaulted on a
  note and security agreement and sought recovery of
  damages and costs of approximately $360,000. . A judgment
  was entered against us in the approximate amount of
  $360,000 in June 1996. This judgment was entered against
  us after our counsel withdrew and we intend to attempt to
  have this judgment overturned.
  <P>
  b. More Direct Response, Inc., a California Corporation
  v. Advantage Life Products, Inc., Case No. 739343, filed
  December 1, 1994. This is an action in the Orange County
  Superior Court by the Plaintiff alleging Breach of
  Contract, Breach of the Implied Covenant of Good Faith
  and Fair Dealing, Breach of Trust, Constructive Fraud,
  Fraud, Imposition and Enforcement of Constructive Trust.
  The action asserts that Regal Best, Inc., defaulted on a
  marketing agreement with us, relative to the CigArrest
  product line which had previously been assigned to Regal
  Best, Inc., and we had some ongoing obligations to More
  Direct Response, Inc., given Regal Best Inc.'s default. A
  default judgment was entered against us in this matter in
  the amount of $458,000 in June 1996. This judgment was
  entered against us after its counsel withdrew and we
  intend to attempt to have this judgment overturned.
  <P>
  c. Sherry Guimond, a pervious employee of the Company,
  brought an action against Advantage Life Products, Inc.,
  Don Danks, Parker Dale, James Stapleton, Robert
  Fredericks, and George Carras, Case No. 740250, on
  December 21, 1994 in the Orange County Superior Court. We
  settled this lawsuit and agreed to pay Ms. Guimond
  $85,000, $10,000 of which has been paid as of September,
  1996. The balance is past due.
  <P>
  d.  There are various lawsuits against Environmental
  Professionals, however, Environmental Professionals will
  be an inactive subsidiary of Advantage Life and it is the
  opinion of management that the claims that any creditor
  has against Environmental Professionals will not permit
  that creditor to obtain any relief against Advantage
  Life. Management is not aware of any liability that the
  Company may incur as a result of the violation of any
  environmental law.
  <P>
  Item 2.  CHANGES IN SECURITIES. None.
  <P>
  Item 3.  DEFAULTS UPON SENIOR SECURITIES. None.
  <P>
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS. None.
  <P>
  Item 5.   OTHER INFORMATION. None.
  <P>
  Item 6.  EXHIBITS
  <P>
  Exhibit            Description of Document
  -------            ----------------------
  27                 Financial Data Schedule (for SEC use
                     only)
  <P>
                         SIGNATURES
  <P>
       In accordance with Section 13 of the Exchange Act,
  the registrant caused this 10-QSB to be signed on its
  behalf by the undersigned, thereunto duly authorized.
  <P>
  ADVANTAGE LIFE PRODUCTS, INC.
  <P>
  /s/ Mats Hartling
  -------------------------------------
  Mats Hartling, President and Director
  November 9, 2000
  <P>