Form 10KSB
period 1999-12-31
ADVANTAGE LIFE PRODUCTS INC / CO
filed 2000-11-17
CIK 824840

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
<P>
                          FORM 10-KSB
<P>
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]. For the fiscal year ended December 31, 1999 or
<P>
[   ]     Transition report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934 [No Fee
          Required]
<P>
For the transition period from                 to
<P>
                Commission file number 0-17414
<P>
               Advantage Life Products, Inc.
   (Exact Name of Registrant as Specified in its Charter)
<P>

Delaware                                      33-0213733
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

<P>
                 72 New Bond Street
                 London, England              W1Y 9DD
   (Address of Principal Executive Offices)  (Zip Code)
<P>
                  44-(0)1205-360-834
    (Issuer's Telephone Number, Including Area Code)
<P>
Securities registered pursuant to Section 12(b) of the Act:
                            None
<P>
Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.16 par value
                         (Title of Class)
<P>
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file
such reports):       Yes        No X;
and (2) has been subject to such filing requirements for the past 90 days:
                     Yes X      No.
<P>
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB: [   ].
<P>
     State issuer's revenues for its most recent year ended December 31, 1999: $ -0-.
<P>
     State the aggregate market value of the shares of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as reported by the National Quotations Bureau Pink Sheets for the prior week:
$.10 as of November 10, 2000, based on the prior week
average bid and ask prices.
<P>
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 934,056 shares of Common Stock as of November 17, 2000.
<P>
          Documents Incorporated by Reference
<P>
     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly
described for identification purposes.    None.
<P>
     Transitional Small Business Disclosure Format:
                       Yes       No X
<P>
                           PART I
<P>
Item 1. Description of Business
-------------------------------
<P>
     Corporate History
<P>
We (also referred to as the "Company") were organized under Colorado law on June 19, 1986, under the name Advantage Video, Inc. We changed our name on October 10, 1989 to "Advantage Life Products, Inc." and continue to do business under that name. On July 1, 1993, we acquired the assets of Lasting Cosmetics, Inc. ("Lasting Cosmetics"), a privately held, New York based cosmetics marketing company.
<P>
As a result of the Lasting Cosmetics Acquisition during our 1994 fiscal year, we began marketing a line of hair products, focusing the majority of our resources on distributing Secret HairTM through (1) direct response television via 30 minute infomercials, (2) select beauty salons, and (3) international sales channels. On May 9, 1994 we entered into a marketing and distribution agreement with Guthy-Renker Corporation ("GRC") of Palm Desert, California for the electronic media distribution of Secret Hair. Pursuant to the terms of the agreement, the Company and GRC would each receive 50% of the net profits from the sales of the Secret Hair product. Effective January 31, 1995, due to difficulties we experienced with GRC, we commenced airing the infomercial itself and began selling directly to salons via direct marketing methods. See "Legal Proceedings". GRC is a developer and distributor of infomercials. In May 1996, we decided to discontinue its "infomercial business" and we wound up the affairs of its "infomercial business".
<P>
On August 22, 1994, the Company reorganized as a Delaware
corporation.
<P>
On July 6, 1995, we formed a new subsidiary, Advantage Acquisition, Inc. ("Advantage Acquisition"), a New Jersey corporation, for the purpose of acquiring the assets of Environmental Professionals, Inc. ("Environmental Professionals"). At the time of the Environmental Professionals acquisition, we formed a new wholly owned subsidiary for the purpose of owning, operating and managing the business conducted by Advantage Life prior to the acquisition of Environmental Professionals. On June 28, 1995, the Company entered into an agreement and plan of merger (the "Environmental Professionals Merger Agreement") under which Environmental Professionals a New Jersey-based environmental services firm ("Environmental Professionals") was merged into Advantage Acquisition, a newly formed acquisition subsidiary of the Company. The merger became effective as of July 6, 1995, and subsequent thereto the name of the surviving entity was changed to "Environmental Professionals, Inc."
<P>
Environmental Professionals was founded in October 1988, and since its activation has engaged in the business of disposing of environmentally sensitive waste. It provided various environmental remediation services to industrial clients, major oil companies and environmental consultants. These services consisted principally of four categories: environmental site remediation, drummed waste management, transportation and disposal of hazardous and non-hazardous waste materials, and groundwater treatment service and equipment supply. Environmental Professional's market area included New Jersey, New York, Delaware, Maryland, and Eastern Pennsylvania. In May 1996, the Company decided to discontinue its "environmental remediation business" and wound up the affairs of its "environmental remediation business". Management is not aware of any liability that the Company may incur as a result of the violation of any environmental law.
<P>
In August, 1996, we acquired all of the assets of Universal Mica Furniture, Inc. ("Universal Mica"), a retail home furniture store located in Farmingdale, New York. We agreed to pay $2,000,000 to Universal Mica for the assets of Universal Mica by agreeing to issue 480,000 shares of the our common stock and our promissory note in the original principal amount of $800,000 (the "Universal Mica Note"). In September, 1996, this acquisition was rescinded, and our common stock and the Universal Mica Note was returned to us.
<P>
On February 21, 1997, the Company and its newly formed acquisition subsidiary, Advantage Life Acquisition One, Inc. ("Advantage Life Acquisition") entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Advantage Life Acquisition, Channel America Broadcasting, Inc. and Technology Holdings, Inc. to acquire 100% of the issued and outstanding stock of Technology Holding, Inc.'s wholly owned subsidiary Treasure Rockhound Ranches, Inc. ("Treasure Rockhound"). To acquire Treasure Rockhound, we agreed to pay Technology Holdings, Inc. 6,000,000 shares of our restricted common stock, agreed to issue a promissory note payable for $750,000 and agreed to assume certain liabilities of Technology Holdings, Inc. totaling approximately $658,000. Treasure Rockhound owns and operates RV parks and campgrounds in three Southwestern states. In 1997, this acquisition was rescinded.
<P>
On September 24, 1997, we entered into a Capital Stock Purchase Agreement with ECO2, Inc. ("ECO2") relating to the acquisition of ECO2's wholly owned subsidiary, Casinos International, Inc. We paid the following for such acquisition: (i) $550,000 promissory note payable in 3 equal annual installments commencing September 24, 1998 with interest at the rate of 8% per year; (ii) the balance of the purchase price of $750,000 was paid by issuing 4,173,913 shares of our restricted common stock . Such amount was based on our common stock's average bid and ask price as quoted on Nasdaq as of the close of business on September 23, 1997 and discounted by 50% to reflect the restricted legend on the common shares. In 1997, this acquisition was rescinded.
<P>
In December, 1997, we acquired the cruise ship, Aqua Azzurra from Aqua Azzurra Maritina, Limited ("AAM") by issuing AAM 3,666,000 restricted shares of our common stock.
<P>
Presently, the Company's executive offices are located at 72 New Bond Street, London, England W1Y 9DD and its telephone number is 44-(0)1205-360-834.
<P>
CURRENT BUSINESS OF THE COMPANY
<P>
We intend to acquire, or undertake a merger with, a company in an unspecified industry.
<P>
Employees. We do not presently have any full time employees.
<P>
Item 2.  Description of Property.
---------------------------------
<P>
As of November 2000, our executive offices are located at 72 New Bond Street, London, England W1Y 9DD. Waterhouse Investments Ltd., our controlling shareholder, provides such space to us at no charge.
<P>
Item 3.  Legal Proceedings.
---------------------------
<P>
The Company is a defendant in various legal actions which arise in the normal conduct of business. In addition, we are a party in the following legal proceedings:
<P>
a. Ackerman v. Advantage Life Products, Inc., Case No. 739547, filed on December 6, 1994, in the Orange County Superior Court. Ackerman asserted that we defaulted on a note and security agreement and sought recovery of damages and costs of approximately $360,000. A judgment was entered against us in the approximate amount of $360,000 in June 1996. This judgment was entered against us after our counsel withdrew and we intend to attempt to have this judgment overturned.
<P>
b.      More Direct Response, Inc., a California Corporation
v. Advantage Life Products, Inc., Case No. 739343, filed December 1, 1994. This is an action in the Orange County Superior Court by the Plaintiff alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Breach of Trust, Constructive Fraud, Fraud, Imposition and Enforcement of Constructive Trust. The action asserts that Regal Best, Inc., defaulted on a marketing agreement with us, relative to the CigArrest product line which had previously been assigned to Regal Best, Inc., and we had some ongoing obligations to More Direct Response, Inc., given Regal Best Inc.'s default. A default judgment was entered against us in this matter in the amount of $458,000 in June 1996. This judgment was entered against us after its counsel withdrew and we intend to attempt to have this judgment overturned.
<P>
c. Sherry Guimond, a previous employee of the Company, brought an action against Advantage Life Products, Inc., Don Danks, Parker Dale, James Stapleton, Robert Fredericks, and George Carras, Case No. 740250, on December 21, 1994 in the Orange County Superior Court. We settled this lawsuit and agreed to pay Ms. Guimond $85,000, $10,000 of which has been paid as of September, 1996. The balance is past due.
<P>
d. There are various lawsuits against Environmental Professionals, however, Environmental Professionals will be an inactive subsidiary of Advantage Life and it is the opinion of management that the claims that any creditor has against Environmental Professionals will not permit that creditor to obtain any relief against Advantage Life. Management is not aware of any liability that the Company may incur as a result of the violation of any environmental law.
<P>
e. Thomson Kernaghan & Co. Limited v. Advantage Life Products, Inc., Case No. SAV98-502, filed in June, 1998, in the District Court, Central District of California. Thomson Kernaghan is alleging that we failed to honor conversion notices which the plaintiff had in the Company and sought recovery of $1,250,000 plus penalties. To date, Thomson Kernaghan has been unable to effectuate service on our Company. If, and when, the Company is properly served it intends to negotiate a settlement of this matter.
<P>
Item 4.  Submission of Matters to a Vote of Security
         Holders.
----------------------------------------------------
<P>
We did not submit any matters to a vote of security holders during the fiscal year covered by this report.
<P>
                         PART II
<P>
Item 5.  Market for Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------
<P>
(a) Market information. Our common stock trades on the NQB Pink Sheets under the symbol ADVT. The following table sets forth the high and low bid prices of the Company's common stock on The Nasdaq Small-Cap Market for each of the fiscal quarters indicated:
<P>

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

<P>
The foregoing table reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
<P>
(b)   Holders.
<P>
     At November 10, 2000, we have approximately 195 shareholders of record of our Common Stock.
<P>
(c)  Dividends.
<P>
No dividends have been declared or paid since our inception other than a stock dividend of common stock to the holders of common stock of record as of August 1, 1995. It is not anticipated that we will pay dividends in the foreseeable future. We intend to retain any earnings in the near future for operations.
<P>
(d)  Recent Sales of Unregistered Securities.
<P>
During the year December 31, 1999, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as set forth below.
<P>
On May 19, 1999, the Company's Board of Directors
executed a resolution authorizing the cancellation of 7,000,000 common shares issued to the Corporation and authorized the issuance of 14,000,000 common shares to International Business Consultants, N.V.
<P>
On June 7, 1999, the Company's Board of Directors
executed a resolution authorizing the issuance of
2,000,000 common shares to International Business
Consultants, N.V.
<P>
No underwriters were involved in the foregoing transactions. None of the securities were offered to the public.
<P>
In connection with the foregoing transactions, we
relied upon the exemption from the Section 5 registration requirements of the Securities Act of 1933, provided by
Section 4(2) thereof. Each person who acquired such shares either was an officer and director of the registrant or represented to the registrant in connection with the shares acquired under the Exchange Agreement that he was experienced in financial and investment matters, that he had reviewed all filings made by the registrant pursuant to
Section 15(d) of the Securities Exchange Act of 1934 prior to closing of the Exchange Agreement, and that he was acquiring such shares for investment purposes under Rule 144 of the Securities Act of 1933.
<P>
Item 6.  Management's Discussion and Analysis or Plan of
         Operation.
--------------------------------------------------------
<P>
GENERAL OVERVIEW
<P>
Advantage Life Products, Inc. (the "Company" or
"Advantage Life") was organized under the laws of the
State of Colorado in 1986, and subsequently reorganized
as a Delaware corporation in 1994.
<P>
By April 30, 1996, the Company had acquired various subsidiaries and other assets. However, somewhere between April 30, 1996 and August 17, 1998, the Company
lost everything and was left with sizable debts, claims, judgements and litigation.
<P>
Management and controlling ownership interest in the
Company changed hands during 1996 to 1998 and then in
March, 1999 and again in August 1999.  Controlling
ownership interest in the Company is presently held by Waterhouse Investment, Inc., a foreign corporation out of the United Kingdom (Present Management).
<P>
Present Management continues searching for any possible assets the Company may have, if any, and to identify what liabilities and judgements do exist. To the best knowledge and judgement of Present Management, the
Company has lost or no longer owns any subsidiaries or assets. Liabilities are reported at the largest amount identified in whatever financial statements and other information Present Management could locate. Actual amounts the Company may ultimately pay and what is
reported could vary materially.
<P>
PLAN OF OPERATION
<P>
The Company has no operations at present.  From time to
time there is some Company stock issued for services rendered or monies loaned to the Company to pay for professional services.
<P>
Management is presently involved in seeking a business combination that will put active operations into the Company. However, there can be no assurance given that Advantage Life will be able to obtain a business combination, or if accomplished, to successfully operate such business combination.
<P>
LIQUIDITY AND CAPITAL RESOURCES
<P>
Advantage Life had no activity during the period.  It has
no liquidity or capital resources, other than an
occasional exchange of services for stock in the Company,
or a loan by a shareholder to the Company to meet an occasional required cash outlay. Therefore, there is not a practical comparison of the current period activity
with that of the prior period activity. Consequently, no comparable information is provided.
<P>
<P>
Item 7.  Financial Statements.
------------------------------
<P>
Our financial statements prepared by Sellers & Associates P.C. as of December 31, 1999 and for the two years then ended, are included in this report and incorporated herein by reference.
<P>
              ADVANTAGE LIFE PRODUCTS, INC.
<P>
              AUDITED FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 1999
<P>
             ADVANTAGE LIFE PRODUCTS, INC.
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
<P>

<P>
                INDEPENDENT AUDITORS' REPORT
<P>
Board of Directors and Stockholders
ADVANTAGE LIFE PRODUCTS, INC.
<P>
We have audited the accompanying Balance Sheets of ADVANTAGE LIFE PRODUCTS, INC. as of December 31, 1999 and 1998 and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
<P>
Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
<P>
Company ownership control as well as management has changed hands various times since 1995. In turn, the books and records of the Company were not all retained and passed from one controlling body of the Company to the next. Consequently, present management does not have all necessary financial information generally needed in an audit. Therefore, present management has chosen to report the Company owning no assets when it may have some. Management has also chosen to report in the financial statements all known and possible liabilities of the Company, except for a complaint filed against the Company in the U.S. District Court, Central District of California seeking recovery of $1,250,000 plus penalties (Refer to Note 7 of the financial statements). This approach may materially overstate what will ultimately be resolved by the Company.
<P>
In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the assets and liabilities, the Financial Statements referred to above present fairly, in all material respects, the financial position of ADVANTAGE LIFE PRODUCTS, INC. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles.
<P>
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company disposed of all assets and subsidiaries and was left without a business activity and considerable liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
<P>
Sellers & Associates, P.C.
June 30, 2000,
except for Note 7 dated
November 14, 2000
Ogden, Utah
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
                  AUDITED BALANCE SHEETS
                  AS OF DECEMBER 31,
<P>
                     ASSETS

                                                     1999                1998
CURRENT ASSETS
  Total current assets                          $   -                        -
                                                -----------------------------------
TOTAL ASSETS                                    $   -                        -
                                                ===================================
<P>
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
<P>
CURRENT LIABILITIES
   Payable to major shareholder                 $    30,000                  -
   Accounts payable                             $   278,309               278,309
   Judgements & claims payable                    1,907,164             1,937,164
   Convertible debenture                            157,000               157,000
   Other                                            168,353               168,353
                                                -----------------------------------
         Total current liabilities                2,540,826             2,540,826
                                                -----------------------------------
         Total liabilities                        2,540,826             2,540,826
                                                -----------------------------------
<P>
COMMITMENTS AND CONTINGENCIES                       -                        -
                                                -----------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock
    $.16 par value, 25,000,000 shares authorized,
    934,056 and 934,056 shares issued and outstanding as of
    December 31, 1999 and 1998                      149,449               149,449
   Additional paid-in capital                     8,632,932             8,632,932
   Retained earnings (deficit)                  (11,323,207)          (11,323,207)
                                                -----------------------------------
    Net stockholders' equity (deficit)           (2,540,826)           (2,540,826)
                                                -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                       $   -                        -
                                                ===================================
<P>
See Notes to Financial Statements

             ADVANTAGE LIFE PRODUCTS, INC.
            AUDITED STATEMENTS OF OPERATIONS
                  AS OF DECEMBER 31,

                                                    1999         1998
                                       ---------------------------------------------
REVENUE
 Other                                             $     -      $     -
                                       ---------------------------------------------
    Total Revenue                                        -            -
                                       ---------------------------------------------
EXPENSES
 General and administrative                              -        23,704
                                       ---------------------------------------------
    Total expense                                        -        23,704
                                       ---------------------------------------------
NET INCOME (LOSS)                                  $     -      $(23,704)
                                       =============================================
<P>
BALANCE NET INCOME (LOSS) PER
COMMON SHARE
 Weighted average common shares
  outstanding                                        934,056     829,118
<P>
NET (LOSS) PER COMMON SHARE                        $     -      $ (.0286)
                                       =============================================
<P>
See Notes to Financial Statements.

<P>

                          ADVANTAGE LIFE PRODUCTS, INC.
              AUDITED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                                    Additional     Retained
                                   Common Stock     Paid-In        Earnings       Net
                               Shares      Amount   Capital        (Deficit)   (Deficit)
                               ---------------------------------------------------------
Balance December 31, 1997    785,908    $125,745   $ 8,632,932  $(11,299,503) $(2,540,826)
<P>
Stock Issued                 148,148      23,704                                   23,704
<P>
Net income (loss)                                                    (23,704)     (23,704)
                             -------------------------------------------------------------
Balance December 31, 1998    934,056    $149,449   $ 8,632,932  $(11,323,207) $(2,540,826)
<P>
Net income (loss)                                                       -            -
                             -------------------------------------------------------------
Balance December 31, 1999    934,056    $149,449   $ 8,632,932  $(11,323,207) $(2,540,826)
                             =============================================================
<P>
See Notes to Financial Statements
<P>

              ADVANTAGE LIFE PRODUCTS, INC.
            AUDITED STATEMENTS OF CASH FLOWS
                  AS OF DECEMBER 31,

                                           1999              1998
                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                     $      -            $(23,704)
<P>
    Adjustments to reconcile net income
    to net cash provided (used) by
       Operating activities
        Stock issued for services                -             23,704
                                          -----------------------------
   Net cash (used) by operating activities       -                  -
                                          -----------------------------
<P>
CASH FLOW FROM INVESTING ACTIVITIES
   Net cash (used) by investing activities       -                  -
                                          -----------------------------
<P>
CASH FLOW FROM FINANCING ACTIVITIES
   (Decrease) in judgements & claims payable   (30,000)             -
   Increase in loans payable to shareholders    30,000
                                          -----------------------------
<P>
(DECREASE) IN CASH AND CASH EQUIVALENTS          -                  -
<P>
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                        -                  -
                                          -----------------------------
<P>
CASH AND CASH EQUIVALENTS, END OF PERIOD $       -           $      -
                                          =============================
<P>
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest               $       -           $      -
    Cash paid for non stockholder
      liabilities                               30,000              -
                                          =============================
<P>
Non-Cash Items
     Stock issued for services           $       -           $  23,704
                                          =============================
<P>
See Notes to Financial Statements

<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------
<P>
Organization:
<P>
Advantage Life Products, Inc. (the "Company" or "Advantage") was incorporated on June 19, 1986 in the State of Colorado under the name of Advantage Video, Inc. On January 15, 1987, the Company changed its name to Advantage Entertainment, Inc. and on October 10, 1989, the Company changed its name to Advantage Life Products, Inc. On August 22, 1994, the Company reincorporated in the State of Delaware under the name of Advantage Life Products, Inc.
<P>
By April 30, 1996, the Company had acquired various subsidiaries and other assets. However, somewhere between April 30, 1996 and August 17, 1998, the Company lost everything and was left with sizable debts, claims, judgements and litigation.
<P>
Management and controlling ownership interest in the Company changed hands during 1996 to 1998 and then in March, 1999 and again in August 1999. Controlling ownership interest in the Company is presently held by Waterhouse Investment, Inc., a foreign corporation out of the United Kingdom (Present Management).
<P>
Present Management continues identifying any possible assets the Company may have, if any, and to identify what liabilities and judgements do exist. Consequently, in the best knowledge and judgement of Present Management, the Company has lost or no longer owns any subsidiaries or assets.
<P>
Consequently, these financial statements reflect only the financial condition and results of operations and change of financial position of Advantage Life Products, Inc. without any consideration of any potential subsidiaries or affiliates.
<P>
The principal business activity of the Company at this time is to assess where the Company is financially and to actively seek a business combination with an ongoing company.
<P>
Basis of Presentation:
<P>
The financial statements have been prepared in conformity with accounting principals generally accepted in the United States. All amounts included in these financial statements are expressed in United States Dollars.
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
       (CONTINUED)
<P>
The Company issued audited financial statements as of April 30, 1996 and 1995 reporting sizeable assets and ongoing operations. The April 30, 1996 audit report expressed substantial doubt as to whether the Company could continue as a going concern.
<P>
Present Management as well as prior managements indicate they have been unable to obtain necessary financial data, documents and activity to accurately and properly accumulate and present the financial position of the Company as of December 31, 1996, 1997, 1998 and 1999. Consequently, Present Management has taken the position that there has been no activity since December 31, 1996, except for 4,000,000 shares of stock (148,148 after the 27 for 1 reverse stock split) issued for services during 1998. These financial statements have been prepared accordingly. All liabilities reference to an internally prepared balance sheet as of August 17, 1998.
<P>
Principles of Consolidation:
<P>
In the past, the financial statements of the Company have been consolidated with subsidiaries and affiliates. However, Present Management has taken the position that the Company has no subsidiaries and is involved with no affiliates. Therefore, all assets and liabilities material to this financial statement are held by the Company.
<P>
Cash and Cash Equivalents:
<P>
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.
<P>
Potential unreported asset:
<P>
Sometime the end of 1997, the Company entered into a purchase agreement to buy a 145 foot long luxury cruiser ship. According to prior management, the company paid $1,250,000 cash towards the purchase of the ship, along with 3,666,000 shares of corporate stock (135,778 shares after the 27 for 1 reverse stock split). The remaining balance due on the ship was set up in a debt structure, collateralized by the ship itself. Since that time, the Company has not made the required payments on the ship and the ship has been taken over by others. Also since that time, management has
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
        (CONTINUED)
<P>
determined the transaction may have involved what appears to be illegal activity against the Company. Present Management has determined it is in the best interest of the Company to be released of any potential liabilities over this matter and to seek means to recover any stock issued relating to this matter. Consequently, this matter and related interests and obligations have been assigned to P.L.S., an unrelated third party in exchange for the recovery of any of the otherwise issued stock as a result of these transactions.
<P>
Income Taxes:
<P>
The Company has adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" which incorporates the use of asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.
<P>
No income tax returns have been filed at least since April 30,1996. As further explained in the note dealing with subsequent events, the Company experienced a significant change in ownership in stock transactions. This may have effectively caused the Company to lose its net operating loss income tax benefits. Because of this and the question of going concern, no value of a possible net operating loss is recognized in the financial statements.
<P>
The income tax fiscal year was April 30. This was changed to December 31 beginning with December 31, 1996 and forward.
<P>
Net Income (Loss) Per Common Share:
<P>
Basic Net Income (Loss) Per Common Share is computed by dividing the net income (loss) by the weighted average of common shares outstanding during the year.
<P>
NOTE 2: GOING CONCERN
<P>
The Company has been inactive and non-operating since around the end of 1997. The Company also has judgements placed against it coming from among former management and employees and unrelated third parties. These obligations, although recognized retroactivity as if at December 31, 1996, require future financial means to resolve and to pay.
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 2: GOING CONCERN - (CONTINUED)
<P>
The primary activity of the Company now is to preserve and to regain its listing on the NASD bulletin board.
Present Management is seeking to move the Company forward into a business acquisition in the USA or the United Kingdom. The Company has not obtained the necessary financing to meet the working capital requirements to keep the Company going. And there can be no assurance that the Company will be successful in obtaining the necessary financing. Even though the Company is actively searching for a merging candidate and additional financing and operations, it cannot be assured at this time that such event will occur. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
<P>
NOTE 3: RELATED PARTY TRANSACTIONS
<P>
Karela Giselle Pty Ltd., an Australian investment company, sued the Company for not converting a convertible debenture as of September 1997. Pursuant to a May 1999 settlement, the Company issued 7,000,000 restricted shares of stock (259,259 after the 27 for 1 reverse stock split), and prior management assigned 7,001,813 shares (259,326 after the 27 for 1 reverse stock split) of their own personal stock ownership in the Company to Karela Giselle Pty Ltd.
<P>
These stock transactions effectively made Karela Giselle Pty Ltd. the controlling shareholder of the Company. Karela Giselle Pty Ltd. has in turn disposed of its interest to Independent Business Consultants (IBC), a foreign corporation out of Argentina. Later, in August 1999, IBC disposed of its interest as majority shareholder to Waterhouse Investments, Inc. (WII), a foreign corporation out of the United Kingdom. All shares relating to these transactions are recognized in these financial statements as if they had occurred on May 1, 1996.
<P>
NOTE 4: STOCKHOLDERS' EQUITY
<P>
The Company was organized by the issuance of its common stock. Over the prior years, stock has been issued for cash and non-cash consideration. Non-cash consideration includes debt discharge and debt assumption.
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 4: STOCKHOLDERS' EQUITY - (CONTINUED)
<P>
Common Stock
<P>
Common stock consists of authorized capital of 25,000,000 shares having a par value of US$0.16. Present Management has taken the position that no new stock was issued by the Company after April 30, 1996 except for 4,000,000 shares issued for services during August, 1998. In addition, any stock issued or committed to issue regardless of the reason, including mergers and acquisitions that were undone, set aside or otherwise not consummated, are recognized in the financial statements as if they occurred May 1, 1996. The last audited financial statements at that time were as of April 30, 1996. It was audited by the predecessor auditors, the opinion of such is not accepted by the present auditors.
<P>
Consequently, shares issued and outstanding are 14,219,516 at December 31, 1996 and 1997 and 18,219,516 at December 31, 1998 and after. In May 1999, the Company effected a 27 for 1 reverse stock split. This reverse stock split is recognized in these financial statements retroactive to May 1, 1996, which results in 785,908 shares outstanding retroactive to May 1, 1996, December 31, 1996 and 1997, with 934,056 shares outstanding as of December 31, 1998 and 1999.
<P>
Stock Warrant
<P>
In April 1998 the Company issued 1 stock warrant to Independent Business Consultant to buy 4,000,000 shares of stock at $.05 per share (148,148 after the 27 for 1 reverse stock split). The warrant must be exercised by April, 2000. The exercising of this warrant is extended to April 2001 and has not been exercised. Inasmuch as the par value of the stock in $.16, this warrant, if exercised, would issue stock below par value. This stock warrant is not recognized in the financial statements.
<P>
Stock Activity During 1999
<P>
The Convertible Debenture Payable of $157,000 was owned by Karela Giselle Pty Ltd., who sold it after March 31, 1999. Several investors now hold the debenture.
<P>
Because of a lawsuit settlement May 21, 1999 with the Company, Karela Giselle Pty Ltd became the owner of about 50% of the Company. Karela Giselle in turn disposed of its interest in the Company to Independent Business Consultants out of Argentina.
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 4: STOCKHOLDERS' EQUITY - (CONTINUED)
<P>
Also, in connection with the same lawsuit, Independent Business Consultant received 2,000,000 shares of stock from other shareholders. In addition, one shareholder returned back to the Company 7,000,000 shares of stock previously received in a purchase of a subsidiary by the Company. 14,000,000 shares were then issued to Independent
Business Consultants. After the 27 for 1 reverse stock split effective May 1999, the 2,000,000 and 7,000,000 shares of stock are 74,074 and 259,259 shares respectively.
<P>
Later in 1999, Independent Business Consultant sold its stock in the Company to Waterhouse Investments, Inc. (WII). WII now controls the Company and in turn has selected Present Management to handle the affairs of the Company.
All in all, Waterhouse Investments, Inc. owns, after the 27 for 1 reverse stock split, 592,661 out of 674,797 shares of stock, or 63% of the total issued and outstanding shares of the Company as of May 17, 2000.
<P>
NOTE 5: NOTES PAYABLE, LONG TERM DEBTS, AND ACCOUNTS PAYABLE
<P>
Certain unidentified obligations of the Company have been carried forward and are believed by Present Management of the Company to have been, in fact, satisfied or otherwise no longer owing. There also may be unrecorded liabilities that Present Management has been unable to identify. Present Management continues investigating the circumstances of payables and other liabilities in order to take such action in the future to delete or correct such items where appropriate from among the liabilities of the Company. Of such amounts $446,662 of Accounts Payable and Other Liabilities are identified in an internally prepared financial statement prepared as of August 31, 1998, but Present
<P>
     Management is not aware of what they are for. There are, on the other hand, other possible judgements and claims not identified in the same financial statement that appear in other financial documents suggesting the obligations still exist. Because of these discrepancies, Present Management has opted to disclose greater debt obligations than they believe the Company will ultimately be obligated to pay.
<P>
               ADVANTAGE LIFE PRODUCTS, INC.
<P>
              Notes to Financial Statements
                As of December 31, 1999
<P>
NOTE 5: NOTES PAYABLE, LONG TERM DEBTS, AND ACCOUNTS PAYABLE
        (CONTINUED)
<P>
Judgements & Claims Payable
<P>
Judgements & claims payable, by name only, are reported the same since December 31, 1996, summarized as follows:
<P>
     Feldsott et al                      $ 100,540
     Ackerman                              413,406
     More Direct                           686,593
     Network Marketing                      90,625
     Guthy Renker                          616,000
     Try-Way Promotions, Inc.               30,000
                                         ------------
          Total                         $1,937,164
                                         ============
<P>
In 1999, Try-Way Promotions, Inc. initiated a $10,000,000 law suit that was settled and paid for $30,000. The $30,000 before settlement is reflected in these financial statements retroactively to December 31, 1996 as identified above. For December 31, 1999, the $30,000 is reported as a payable to Waterhouse Investment, Ltd., the major shareholder who paid for the settlement (Refer to Note 7).
<P>
NOTE 6: COMMITMENTS AND CONTINGENCIES
<P>
Insurance:
<P>
The Company has discontinued its insurance coverages and remains uninsured at this time.
<P>
Income Tax:
<P>
The company has not filed any federal or state income tax returns since at least April 30, 1996, which appears to be its corporate fiscal year end for income tax purposes. The total amount due is estimated to be under $2,000, which is not reflected in the financial statements.
<P>
NOTE 7: SUBSEQUENT EVENTS
<P>
On October 5, 2000, the Company became aware of a complaint filed against it. It was filed by Thomson Kernaghan & Co. Limited, in June, 1998 in the U.S. District Court, Central District of California, Case No. SAV98-502. Thomson Kernaghan is alleging the Company failed to honor conversion notices which they as plaintiff had in the Company and sought recovery of $1,250,000 plus penalties. Thomson Kernaghan has been unable to effectuate service on the Company.
<P>
Management has retained legal counsel. No opinion has been developed as to the potential impact on the Company.
Nothing dealing with this matter has been recognized on the
financial statements.
<P>
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
----------------------------------------------------------
<P>
Our independent accountants for our fiscal year ended April 30, 1995, Corbin & Wertz, resigned on July 16, 1996. Our 1995 fiscal year financial statements contained a "going concern" opinion. The decision to resign was made by Corbin & Wertz. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
<P>
Our successor accounting firm, Guida & Jimenez, P.A, retained by us as independent accountants on July 30, 1996 no longer represents us. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
<P>
                          PART III
<P>
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------
<P>
Our officers and directors as of the date of this report
are:
<P>
Name                           Position
----------------------         ----------------------------
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

Title of      Name and Address of           Amount and Nature of   Percent of
Class         Beneficial Owner              Beneficial Ownership(4)  Class
-------------------------------------------------------------------------------
<P>
Common        Waterhouse Investments        592,593                  63.45%
              Ltd. (1)
<P>
Common        Appolon Limited (2)           135,778                  14.54%
<P>
Common        Medley Credit Acceptance       74,074                   7.93%
              Corp. (3)
<P>
Officers and directors                      592,593                  63.45%
as a group (1 person)
<P>
(1) Waterhouse Investments Ltd.'s (address is 72 New Bond
Street, London, England W1Y 9DD) controlling shareholder is
First Western Limited (address is 50 Garfits Lane, Boston,
Lincolnshire, England PE21 7EX).  The Company's sole officer and director, Mats Hartling is the majority shareholder of
First Western Limited.  Waterhouse purchased the shares from
International Business Consultants ("IBC")in July and August
of 1999.  To date, the transfer agent has not been notified
of such transaction and its records indicate that IBC is
still the shareholder of record for such shares.
<P>
(2) In December 1997, the Company issued 3,666,000 shares to
Appolon Limited, c/o Barry Globerman, Esq., 12 Fiddler Crab
Trail, Westhampton, New York 11977 for the acquisition of
the cruise ship, Aqua Azzurra.  After the Company's 27 for 1 reverse stock split, such entity had 135,778 shares.  The
Company does not know the beneficial owners of such entity.
<P>
(3) In June 1998, the Company issued 2,000,000 shares to
Medley Credit Acceptance Corp., 1100 Ponce de Leon
Boulevard, Coral Gables, Florida 33134 as collateral
security to ensure repayment of a debt.  After the Company's
27 for 1 reverse stock split, such entity has 74,074 shares.
The Company does not know the beneficial owners of such
entity.
<P>
(4) Cede & Co. holds 119,719 shares which represents
approximately 13% of the issued and outstanding shares.
However, the Company assumes that there is not any
shareholder that holds at least 46,701 shares (5% of the
issued and outstanding shares).

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